Form 10-Q
period 2012-06-30
Organic Treehouse Ltd.
filed 2012-08-06
CIK 1547716

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to

Commission File Number:  333-181040

ORGANIC TREEHOUSE LTD.
 (Exact name of registrant as specified in its charter)

Nevada	27-4198202
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)
120 Somerset Drive
Suffern, NY	10901
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number (including area code): (845) 641-8534

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a smaller reporting company.  See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

As of August 3, 2012, there were 5,080,000 shares of company common stock issued and outstanding.

ORGANIC TREEHOUSE LTD.
Quarterly Report on Form 10-Q
TABLE OF CONTENTS
PART I – FINANCIAL INFORMATION

Cautionary Note Regarding Forward-Looking Statements

Item 1.	Financial Statements (unaudited)

	Condensed Balance Sheets as of June 30, 2012 (unaudited) and December 31, 2011	3

	Condensed Statements of Operations for three and six months ended June 30, 2012 and 2011, and For the Period Since Inception (December 8, 2010) to June 30, 2012 (unaudited)	4

	Condensed Statements of Cash Flows (unaudited) for six months ended June 30, 2012 and 2011, and For the Period Since Inception (December 8, 2010) to June 30, 2012	5

	Notes to Condensed Financial Statements (unaudited)	6

Item 2.	Management’s Discussion and Analysis of Financial Condition of and Results of Operations	13

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	20

Item 4.	Controls and Procedures	20

PART II – OTHER INFORMATION
Item 1.	Legal Proceedings	21
Item 1A.	Risk Factors	21
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	21
Item 3.	Defaults Upon Senior Securities	21
Item 4.	Mine Safety Disclosure	21
Item 5.	Other Information	21
Item 6.	Exhibits	21

SIGNATURES		22

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

In addition to historical information, this Quarterly Report on Form 10-Q contains forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in such forward-looking statements. We cannot give any guarantee that the plans, intentions or expectations described in the forward looking statements will be achieved. All forward-looking statements involve significant risks and uncertainties, and actual results may differ materially from those discussed in the forward-looking statements as a result of various factors, including those factors described in the “Risk Factors” section of our registration statement on Form S-1 that was filed with the Securities & Exchange Commission on June 26, 2012. Readers should carefully review such risk factors as well as factors described in other documents that we file from time to time with the Securities and Exchange Commission.

In some cases, you can identify forward-looking statements by terminology such as “guidance,” “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “projects,” “potential,” “proposed,” “intended,” or “continue” or the negative of these terms or other comparable terminology. You should read statements that contain these words carefully, because they discuss our expectations about our future operating results or our future financial condition or state other “forward-looking” information. There may be events in the future that we are not able to accurately predict or control. You should be aware that the occurrence of any of the events described in our risk factors and other disclosures could substantially harm our business, results of operations and financial condition, and that upon the occurrence of any of these events, the trading price of our securities could decline. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, growth rates, and levels of activity, performance or achievements. Factors that may cause actual results, our performance or achievements, or industry results, to differ materially from those contemplated by such forward-looking statements include, without limitation:

.	our ability to obtain sufficient working capital to support our business plans;

.	our ability to expand our product offerings;

.	our ability to continue to receive orders from our major client;

.
our ability to survive through the current difficult retail environment and changing economic conditions that may further adversely affect consumer demand and spending, and as a result, adversely affect our financial condition

Readers are cautioned not to place undue reliance on our forward-looking statements, which reflect management’s opinions only as of the date thereof. We undertake no obligation to revise or publicly release the results of any revision of our forward-looking statements, except as required by law.

Organic Treehouse Ltd.
 (A Development Stage Company)
CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2012	2011
ASSETS	(Unaudited)
Current assets:
Cash	$123,653	$95,188
Accounts receivable	9,999	-
Inventory	30,779	55,154
Total current assets	164,431	150,342

Website, net	4,500	5,000
Total assets	$168,931	$155,342

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accrued liabilities	$60	$1,212
Deferred revenue	12,349	24,166
Total current liabilities	12,409	25,378

Long term liabilities:
Note payable - stockholder	93,730	91,000
Total liabilities	$106,139	$116,378

Commitments and contingencies	-	-

Stockholders’ equity:
Common stock, $0.001 par value, 75,000,000 shares authorized;
5,080,000 shares and 4,000,000 shares issued and outstanding at June 30, 2012 and December 31, 2011	$5,080	$4,000
Additional paid-in capital	81,019	28,099
Retained earnings (deficit) accumulated during development stage	(23,307)	6,865
Total stockholders’ equity	$62,792	$38,964

Total liabilities and stockholders’ equity	$168,931	$155,342

The accompanying notes are an integral part of these condensed financial statements.

Organic Treehouse Ltd.
 (A Development Stage Company)
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

					December 8, 2010
	Three Months Ended June 30		Six Months Ended June 30		(inception) through June 30,
	2012	2011	2012	2011	2012

Revenue:
Sales	$17,691	$11,318	$107,432	$11,981	$211,744
Cost of sales	15,488	13,454	93,281	14,959	184,374
Gross margin (loss)	2,203	(2,136)	14,151	(2,978)	27,370

Operating Expenses:
Selling, general and administrative expenses	22,699	1,581	41,593	3,322	49,735
Net operating loss	(20,496)	(3,717)	(27,442)	(6,300)	(19,365)

Other Income (expenses)
Interest expenses	(1,365)	-	(2,730)	-	(2,730)
Total other (expenses )	(1,365)	-	(2,730)	-	(2,730)

Net loss before taxation	(21,861)	(3,717)	(30,172)	(6,300)	(22,095)
Income tax expense	-	-	-	-	1,212
Net loss	$(21,861)	$(3,717)	$(30,172)	$(6,300)	$(23,307)

Loss per common share:
- Basic and fully diluted	$(0.00)	$(0.00)	$(0.01)	$(0.00)

Weighted average number of shares
- Basic and fully diluted	4,876,000	4,000,000	4,435,580	4,000,000

The accompanying notes are an integral part of these condensed financial statements.

Organic Treehouse Ltd.
 (A Development Stage Company)
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	For The Six Months		December 8, 2010 (inception) through
	Ended June 30,		June 30,
	2012	2011	2012
Cash flows from operating activities:
Net loss	$(30,172)	$(6,300)	$(23,307)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Amortization expenses - website	500	-	500

Changes in Assets and Liabilities:
Increase in accounts receivable	(9,999)	(10,548)	(9,999)
(Increase) decrease in inventory	24,375	(127,129)	(30,779)
Increase (decrease) in accrued liabilities	(1,152)	-	60
Increase (decrease) in deferred revenue	(11,817)	-	12,349
Net cash used in operating activities	(28,265)	(143,977)	(51,176)

Cash flows from investing activities:
Increase in website development costs	-	(5,000)	(5,000)

Net cash flows used in investing activities	-	(5,000)	(5,000)

Cash flows from financing activities:
Note payable – stockholder	2,730	142,500	93,730
Issuance of common stock	54,000	-	59,080
Stockholder capital contributions	-	3,900	27,019

Net cash flows provided by financing activities	56,730	146,400	179,829

Net increase (decrease) in cash	28,465	(2,577)	123,653

Cash, beginning of period	95,188	4,985 -	- -

Cash, end of period	$123,653	$2,408	$123,653

Supplemental disclosures of cash flow information:
Cash paid during development stage for interest	$-	$-	$-
Cash paid during development stage for taxes	$-	$-	$1,212

The accompanying notes are an integral part of these condensed financial statements.

Organic Treehouse Ltd.
 (A Development Stage Company)
Notes to Condensed Financial Statements
June 30, 2012

Note 1- Basis of presentation

The accompanying unaudited condensed financial statements of the Organic Treehouse Ltd. have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, or the SEC, including the instructions to Form10-Q and Regulation S-X. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted from these statements pursuant to such rules and regulations and, accordingly, they do not include all the information and notes necessary for comprehensive financial statements and should be read in conjunction with our audited financial statements for the year ended December 31, 2011.

In the opinion of the management of the Company, all adjustments, which are of a normal recurring nature, necessary for a fair statement of the results for the three and six-month periods have been made. Results for the interim periods presented are not necessarily indicative of the results that might be expected for the entire fiscal year. When used in these notes, the terms "Company", "we", "us" or "our" mean Organic Treehouse Ltd. included in these financial statements.

Note 2 – Description of the Development Stage Business and Going Concern

Organic Treehouse Ltd. (the “Company”) a Nevada corporation incorporated on December 8, 2010, a development stage wholesale and retail distribution company planning to sell all of its products over the internet, operates in the organic infant and toddler products business market.  The Company’s organic products consist of infant and toddler clothing, toys, towels, wash clothes, bibs, disposable products, skin care, blankets, baby wraps and slings, wet bags and other accessories.   The Company changed its name from My Natural Baby Boutique Inc. to Organic Treehouse Ltd. on January 3, 2012.

Sales of the Company’s products are made to juvenile specialty distributors and retail consumers. The Company buys all of its products from manufacturers located in the United States and all products are marketed under these manufacturers’ trademarks. The Company plans to sell all of its products over the internet through its two websites, mynaturalbabyboutique.com and organictreehouse.net. The Company is a development stage entity and its business activities are focused on developing a market for its products and selling the Company’s products to customers through its two websites. Its development stage activities include attracting customers to its websites by viral marketing, including placing advertisements and offering promotions on various baby weblogs or “blogs”, online journals that are updated frequently and postings to other online communities. The Company has not generated any significant revenue from its website sales.

The Company’s future success will depend in part on its ability to distribute its organic baby products to distributors and retail customers in the United States and Hong Kong, its principal business markets. There can be no assurance that the Company will be successful in distributing its products into these markets.

In addition to the above mentioned risk factor of the future success of the Company’s product sales into the Hong Kong market, the Hong Kong market may also be subject to numerous contingencies, some of which are beyond management’s control. These contingencies include general and regional economic conditions, prices for the Company’s products, competition, and changes in regulation, various additional political, economic, and other uncertainties.

From the inception of the Company (December 8, 2010, date of inception) until June 30, 2012, the Company has generated $211,744 in revenues and has incurred net loss during that same period of $23,307. The Company however expects to generate losses in the near future, due to an anticipated increase in its general and administrative expenses. Therefore there is no assurance future operations will result in any profit. If the Company cannot generate sufficient revenues to operate profitably, the Company may need to cease its operations. If the business operations expands, operating expenses will increase and the profit margins may not be able to cover this increase in operating expenses and the Company may not be able to develop into a profitable business in the future. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Note 3 - Summary of Significant Accounting Policies

Basis of Presentation:  The accompanying financial statements include the accounts of the Company and have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) as promulgated by the Financial Accounting Standards Board (“FASB”) and the rules and regulations of the Securities and Exchange Commission (“SEC”).  References herein to GAAP are to topics within the FASB Accounting Standards Codification (the “FASB ASC”), which the FASB periodically revises through the issuance of an Accounting Standards Update (“ASU”) and which has been established by the FASB as the authoritative source for GAAP recognized by the FASB to be applied by nongovernmental entities.

Fiscal Year:  The Company's fiscal year ends December 31.

Use of Estimates:  The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the balance sheets and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ materially from those estimates. There were no significant estimates at June 30, 2012 and 2011.

Cash and Cash Equivalents:  The Company considers all highly-liquid investments purchased with original maturities of three months or less to be cash equivalents.

Financial Instruments:  The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Cash and cash equivalents, accounts receivable and accrued expenses – For those short term instruments, the carrying value is a reasonable estimate of fair value.

Long term debt – The carrying value of the Company’s long term debt approximates fair value because interest rates under the Company’s potential future borrowings are variable, based on prevailing market rates.

Segments and Related Information: The Company operates primarily in one principal business segment, infant and toddler products.

Amortization of Website: The accompanying balance sheet reflects our websites at cost less accumulated amortization.  Our websites are www.organictreehouse.net and www.mynaturalbabyboutique.com. The amortization of the website for the three months ended June 30, 2012 and 2011 was $250 and $0, respectively and for the six months ended June 30, 2012 and 2011 was $500 and $0, respectively.

Revenue Recognition:

Sales to consumers are recorded when goods are shipped and are reported net of allowances for estimated returns and allowances in the accompanying statements of income. Sales to the Company’s juvenile specialty distributor in Hong Kong, who holds the Company’s inventory under an inventory consignment agreement, are recorded as revenue based upon the monthly inventory usage reports received from this major customer, and are reported net of allowances for estimated returns and allowances in the accompanying statements of income. This juvenile specialty distributor in 2012 also started buying product outright from the Company, taking title to the inventory when the goods are received by them at their destination point. The inventory usage reports show the inventory shipments made by the major customer to its customers in Hong Kong.  Allowances for returns are estimated based on historical customer return rates.  The company has not had any product returns since inception.

Price is fixed or determinable. Pursuant to Jubilee inventory consignment agreement, we do not provide any price protection, stock rotation, right of return and/or other discount programs. Accordingly, the fee for consigned inventory is considered fixed and determinable upon the shipment of the consigned inventory by Jubilee to Jubilee’s customers. The price is deemed to be fixed and determinable based on our successful collection history and our contractual arrangement with Jubilee.

For inventory on consignment to Jubilee, we recognize revenue at the time of shipment by Jubilee of the inventory to Jubilee’s customer. Revenue is recognized at the contractual rate, which is equal to the cost of inventory plus a 15% markup plus shipment expenses. If we decide to sell slow-moving consigned inventory below the consigned inventory value, we still recognize revenue at the time that Jubilee ships the inventory to Jubilee’s customers and we would reduce the price at which we sell such inventory to Jubilee. The decision to sell slow-moving inventory below the consigned inventory value is exclusively in our discretion and this decision occurs prior to shipment of the inventory by Jubilee to Jubilee’s customers.

For our “outright sales” to Jubilee, we do not grant any inventory credits or provide any other pricing allowances. In the case of outright sales, we fix the price prior to shipping the product to Jubilee and we do not require an advance deposit from Jubilee.

We have not sold any consigned inventory below inventory value or had any pricing adjustments since our inception.

The Company evaluates the criteria outlined in FASB ASC Subtopic 605-45, Revenue Recognition—Principal Agent Considerations, in determining whether it is appropriate to record the gross amount of product sales and related costs or the net amount earned as commissions. Generally, when the Company is primarily obligated in a transaction, is subject to inventory risk, has latitude in establishing prices and selecting suppliers, or has several but not all of these indicators, revenue is recorded gross. If the Company is not primarily obligated and amounts earned are determined using a fixed percentage, a fixed-payment schedule, or a combination of the two, the Company generally records the net amounts as commissions earned. The company records revenue as a principal pursuant to above mentioned majority of factors establishing that the revenue be recorded at gross. The Company sets its selling prices to Jubilee and selects all of its suppliers, Jubilee is to carry insurance against inventory loss but if there is any loss in excess of their insurance coverage, the loss may be borne by the Company and therefore the Company has some inventory risk.

Allowances Against Accounts Receivable:  The Company’s records allowances against accounts receivable based upon contractually agreed-upon deductions for items such as customer returns.  These deductions are recorded throughout the year commensurate with sales activity and historical product returns.    All such allowances are recorded as direct offsets to sales.  The Company gives all its customers a 30 day product return policy on all sales; the allowances are reduced to reflect such payments or credits issued against the customer’s account balance.  The Company analyzes the components of the allowances for customer deductions monthly and adjusts the allowances to the appropriate levels.  There were no product returns in 2011 and 2012, therefore no sales allowance or allowance for bad debts was recorded at June 30, 2012 and December 31, 2011.

Deferred Revenue - Inventory Consignment Payments – Deferred Revenue:  The Company has entered into an inventory consignment agreement with its juvenile specialty distributor in Hong Kong, Jubilee Rainbow Ltd. (“major customer”) that provides for an advance payment from this major customer of 50% of the Company’s total inventory value of the consigned inventory held by the major customer, which is generally a 15% markup on cost.  These advance payments are adjusted monthly based upon the monthly inventory usage reports received from this major customer.  These advance payments are applied against future Accounts Receivable payments due from this major customer. There was no inventory shipped to the major customer on a consignment basis in 2012. The Company recognizes revenues as earned. Amounts billed in advance of the period in which the consigned inventory to the major customer is sold is recorded as a liability under the caption “Deferred revenue”. Deferred revenue for the six months ended June 30, 2012 and December 31, 2011 was $12,349 and 24,166, respectively.

Provision for Income Taxes: The Company’s provision for income taxes includes all currently payable federal and state taxes that are based on the Company's taxable income and the change during the fiscal year in net deferred income tax assets and liabilities.  The Company provides for deferred income taxes based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates that will be in effect when the differences are expected to reverse.  The Company’s policy is to recognize the effect that a change in enacted tax rates would have on net deferred income tax assets and liabilities in the period that the tax rates are changed. There were no deferred income tax assets and income tax liabilities at June 30, 2012 and December 31, 2011.

Management evaluates items of income, deductions and credits reported on the Company’s various federal and state income tax returns filed and recognizes the effect of positions taken on those income tax returns only if those positions are more likely than not to be sustained.  Recognized income tax positions are measured at the largest amount that has a greater than 50% likelihood of being realized.  Changes in recognition or measurement are reflected in the period in which the change in judgment occurs.  Based on its recent evaluation, the Company has concluded that there are no significant uncertain tax positions requiring recognition in the accompanying consolidated financial statements.  Tax years open to federal or state general examination or other adjustments were for the years ended 2011 and 2010.  The Company’s policy is to accrue interest expense and penalties as appropriate on any estimated unrecognized tax benefits as a charge to interest expense in the Company’s statements of operations.

Inventory Valuation: The preparation of the Company's financial statements requires careful determination of the appropriate dollar amount of the Company's inventory balances.  Such amount is presented as a current asset in the accompanying balance sheet and is a direct determinant of cost of goods sold in the accompanying statement of operations and, therefore, has a significant impact on the amount of net income in the reported accounting periods.  The basis of accounting for inventories is cost, which is the sum of expenditures and charges, both direct and indirect, incurred to acquire inventory.  Once cost has been determined, the Company’s inventory is then stated at the lower of cost or market, with cost determined using the first-in, first-out ("FIFO") method, which assumes that inventory quantities are sold in the order in which they are acquired.

On a periodic basis, management reviews its inventory quantities on hand for obsolescence, physical deterioration, changes in price levels and the existence of quantities on hand which may not reasonably be expected to be sold within the Company’s normal operating cycle.

The Company’s Vice President of Sales, who resides in Hong Kong where the inventory is held on consignment , will periodically physical inspect the consigned inventory quantities being held by Jubilee for physical deterioration. To the extent that any of these conditions is believed to exist or the market value of the inventory expected to be realized in the ordinary course of business is otherwise no longer as great as its carrying value, an allowance against the inventory value is established.  To the extent that this allowance is established or increased during an accounting period, an expense is recorded in cost of goods sold in the Company's consolidated statements of income.  Only when inventory for which an allowance has been established is later sold or is otherwise disposed is the allowance reduced accordingly.  Significant management judgment is required in determining the amount and adequacy of this allowance.  In the event that actual results differ from management's estimates or these estimates and judgments are revised in future periods, the Company may not fully realize the carrying value of its inventory or may need to establish additional allowances, either of which could materially impact the Company's financial position and results of operations. There was no inventory reserve recorded at June 30, 2012 and December 31, 2011.

Earnings Per Share:  The Company calculates basic earnings per share by using a weighted average of the number of shares outstanding during the reporting periods.  Diluted shares outstanding are calculated in accordance with the treasury stock method, which assumes that the proceeds from the exercise of all exercisable options would be used to repurchase shares at market value.  There were no stock equivalents outstanding at June 30, 2012 and December 31, 2011. The following table sets forth the computation of basic and diluted net income per common share for the below periods:

	For The Six	For The Six	For The Three	For The Three
	Months Ended	Months Ended	Months Ended	Months
	June 30,	June 30,	June 30	June 30
	2012	2011	2012	2011

Net loss	$(30,172)	$(6,300)	(21,861)	(3,717)

Loss per common share:
- Basic and fully diluted	$(0.01)	$(0.00)	(0.00)	(0.00)

Weighted average number of shares
- Basic and fully diluted	4,435,580	4,000,000	4,876,000	4,000,000

Advertising Costs: Advertising costs are expensed as incurred. Advertising costs for the six months ended June 30, 2012 and 2011 were $106 and $1,328, respectively and for the three months ended June 30, 2012 and 2011 were $ 14 and $189, respectively and these expenses are recorded under selling expenses.

Shipping and Handling Fees Charged to Customers and Reported as Revenue: Shipping and handling fees billed to customers are classified on the Statement of Income as ‘‘Net Sales’’. The associated shipping and handling costs are classified in ‘‘Cost of sales’’.  Shipping and handling costs were not significant.

Gift Cards: The Company will collect the proceeds from gift cards issued and record a liability for the full amount sold. This liability will be reduced when the Company honors redemptions of the gift cards as a form of tender. As a result, the Company will maintain a liability equivalent to 100% of the proceeds from unredeemed gift cards, less estimated unredeemed gift cards. For the six months ended June 30, 2012 and June 30, 2011 and from the period December 8, 2010 (date of inception) to June 31,2012, there were no gift cards sales, therefore the “unredeemed gift certificates” liability was $0 at June 30, 2012 and 2011.

In recognizing the unredeemed gift card income above, the Company considered the guidance under ASC 405-20-40,Liabilities-Extinguishments of Liabilities-Derecognition paragraph 40-1 that states“A debtor shall derecognize a liability if and only if it has been extinguished. A liability under this standard has been extinguished if either of the following conditions is met: (a) the debtor pays the creditor and is relieved of its obligation for the liability or (b) the debtor is legally released from being the primary obligor under the liability either judicially or by the creditor.” The recognition of unredeemed gift card income is not expected to be material in future reporting periods. If we have future sales of gift cards, we will review historical gift card redemption information at each reporting period to assess the continued appropriateness of the gift card breakage rates and pattern of redemption.

Contingencies: Certain conditions may exist which may result in a loss to the Company, but which will only be resolved when one or more future events occur or fail to occur. The Company’s management and its legal counsel assess such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company, or unasserted claims that may result in such proceedings, the Company’s legal counsel evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, the estimated liability would be accrued in the Company’s financial statements. If the assessment indicates that a potentially material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material, would be disclosed.

Loss contingencies considered remote are generally not disclosed unless they arise from guarantees, in which case the guarantees would be disclosed.

Foreign Currency Transactions: For the six months ended June 301, 2012 and 2011, there are no gain and loss on foreign currency transaction as all transactions are denominated in US dollars.

Recently-Issued Accounting Standards:  On May 12, 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820):  Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.   This ASU is intended to improve consistency across jurisdictions to ensure that U.S. GAAP and International Financial Reporting Standards (“IFRSs”) fair value measurement and disclosure requirements are described in the same way.  For public entities, the amendments in this ASU are to be applied prospectively effective for annual periods beginning after December 15, 2011, and early application is not permitted.

Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

Note 4 – Inventory

Major classes of inventory were as follows:

	June 30,	December 31,
	2012	2011

Inventory – Finished Goods - New York	$6,081	$6,822
Inventory – Finished Goods - on Consignment – Hong Kong	24,698	48,332
Total finished goods inventory	$30,779	$55,154

On December 28, 2011, the Company signed an inventory consignment agreement with its major customer whereby the major customer will hold the Company’s inventory at its facilities in Hong Kong and will market and sell the Company’s inventory to its Hong Kong customers. When the inventory is shipped to its customers, the major customer immediately takes title to the inventory shipped and the Company bills a fixed price to its major customer which is a 15% markup on the value of the consigned inventory held by the major customer prior to their shipment to their customers.

The Company stores its New York inventory at a storage facility provided by the principal stockholder of the Company and no rent is charged by the principal stockholder to the Company.

Note 5 - Notes Payable - Stockholder

On December 28, 2011 the stockholder signed a promissory grid note for $91,000 with the Company for future working capital requirements. The total outstanding principal and accrued interest is payable on December 31, 2014. Interest accrues from December 28, 2011. Interest accrues at a fixed simple interest rate of 6% per annum and the accrued interest that was due on this note at June 30, 2012 was $2,730, making the total note payable at June 30, 2012, $93,730. The loan is unsecured and may be prepaid at anytime without penalty. The stockholder is also the President, Principal Accounting Officer, Secretary and Sole Director of the Company at June 30, 2012.

The total interest expense for the six months and three months ended June 30, 2012 were $2,730 and $1,365, respectively.

Note 6- Major Customer

The table below indicates the sales from the Company’s major customer, which represents more than 10% of sales. Jubilee Rainbow Ltd. represents approximately 99% of the company’s total revenue. The revenue for the six months ended June 30, 2012 and 2011 is as follows:

	June 30,	June 30,
	2012	2011

Jubilee Rainbow Ltd.	$106,170	$10,548

Note 7 – Commitments and Contingencies

Marketing Agreement

On December 29, 2011, the Company entered into a marketing agreement with a Hong Kong marketing company called All Good Foundation Ltd. The Company agrees to pay a monthly fee of $5,000 starting January 1, 2012 for marketing services in the Hong Kong market. Total marketing expenses for the three months and six months ended June 30, 2012 was $15,000 and $30,000, respectively.

Inventory Sales

The Company has an agreement with its major customer to sell all consigned inventory held by the major customer at a 15% markup of the consigned inventory value held or a total fixed price of $28,403 for future sales made by the major customer to its customers in Hong Kong.

Note 8 – Stockholders Equity

Stock Issuance

The Company’s Articles of Incorporation authorize 75,000,000 shares of $0.001 par value common stock. On December 8, 2010, the Company issued 4,000,000 shares of its Common Stock to the Company’s sole stockholder, at $0.001 par value per share, for total proceeds of $4,000.

Private Placement

On March 1, 2012, the Company offered its common stock in a private placement in which it offered to sell to investors under Section 4(2) of the Securities Act and Regulation D promulgated thereunder a minimum of 900,000 shares of our common stock and a maximum amount offered of 3,000,000 shares of common stock, for an aggregate minimum purchase price of $45,000 and a maximum aggregate purchase price$150,000, or $0.05 per share.

This private placement was closed to investors on April 18, 2012.The Company sold 1,050,000 shares of common stock to 33 individual investors during the month of March 2012 and the Company raised a total of $52,500 from this private placement sale to these 33 investors, total of $52,500 was received in March and April 2012. In April 2012 the Company issued and sold an additional 30,000 shares to 3 investors for total proceeds of $1,500 at $0.05 per share. In total, the Company sold to the stockholders during this private placement an aggregate of 1,080,000 shares of common stock, for an aggregate purchase price of $54,000, or $0.05 per share. As a result of this private placement, the Company raised $54,000 in gross proceeds and the Company received $54,000 in net proceeds, as the Company incurred no expenses related to this offering.

The Company has a contractual obligation under a Registration Rights Agreement that was entered into with the investors in this private placement that requires the Company to register the shares of our common stock sold in the private placement. If the Company fails to cause the Registration Statement to be declared effective within 120 days from the date of the closing of our offering or by August 16, 2012, the Company will be in breach of our contractual obligation. The registration rights agreement does not provide for any specific liquidated damages as a result of the breach, but investors would be able to take any action available to them at law for damages or otherwise as a result of the breach. The Registration Statement was declared effective by the Securities and Exchange Commission on July 12, 2012.

Item 2. Management’s Discussion and Analysis of Financial Conditions of Operations.

The following discussion and analysis of financial condition and results of operations relates to the operations and financial condition reported in our unaudited condensed financial statements for the three months ended June 30, 2012 and 2011, and should be read in conjunction with such financial statements and related notes included in this report. Those statements in the following discussion that are not historical in nature should be considered to be forward looking statements that are inherently uncertain. Actual results and the timing of the events may differ materially from those contained in these forward looking statements due to a number of factors, including those discussed in the “Cautionary Note on Forward Looking Statements” set forth elsewhere in this Report.

Overview
We sell new organic clothing and other eco-friendly products for infants and toddlers. We focus on clothing made with organically grown fibers, skin products and other infant products made with organic ingredients. We obtain these products from our suppliers who drop ship them to our sole distributor, Jubilee. To a limited extent, we also sell these products directly to consumers through our website. In the case of our limited website sales, we either sell products that are held in our inventory or our suppliers drop ship the purchased products directly to consumers of the products. At the present time approximately 99% of our sales volume comes from Jubilee. Our business is dependent on our continuing relationship with Jubilee. We do not have any of our own stores or outlets. Even though almost all of our present sales are derived through the distribution of our products by Jubilee, our business plan contemplates the expansion of our direct website sales. We have two websites, www.organictreehouse.net and www.mynaturalbabyboutique.com. Our sales through our websites to date have been minimal (approximately $5,600 total from December 8, 2010 –inception date to June 30, 2012). We expect that ultimately the success of our company will come from our ability to develop a market for our products and to sell our products through our websites. We are devoting substantially all of our efforts to establish a market for our products to generate revenue from our websites and therefore we are a development stage company.

Recent Developments
On April 18, 2012, we completed or closed our private placement in which we issued and sold to U.S. investors under Section 4(2) of the Securities Act and Regulation D promulgated thereunder 1,080,000 shares of our common stock for an aggregate purchase price of $54,000, or $0.05 per share. As a result of this private placement, we raised approximately $54,000 in gross proceeds and we received $54,000 in net proceeds, as we incurred no expenses for this offering. We have a contractual obligation under a Registration Rights Agreement that we entered into with the investors in the private placement that requires us to register the shares of our common stock sold in the private placement. The Registration of these shares was declared effective by the Securities and Exchange Commission on July 12, 2012.

Principal Factors Affecting our Financial Performance
Our operating results are primarily affected by the following factors:

Our auditors have issued a going concern opinion for the period from December 8, 2010 (Inception) to December 31, 2011. This means that there is substantial doubt that we can continue as an ongoing business for the next 12 months.

 Our ability to achieve and maintain profitability and positive cash flow is dependent upon:
●	our ability to develop and continually update our website;
●	our ability to procure and maintain on commercially reasonable terms relationships with third parties from whom
●	our ability to acquire inventory;
●	our ability to identify and pursue mediums through which we will be able to market our products;
●	our ability to attract new customers to our website who are interested in purchasing our products; and
●	our ability to manage our costs and maintain low overhead.

We owe at June 30, 2012, $93,730 to our principal stockholder under a promissory note. The promissory note matures on December 31, 2014. If we are unable to pay off our obligations under the promissory note by its maturity date, then the holder of the promissory note (currently our principal stockholder) will be able to declare an event of default and take remedial action against us, which may include an action to declare our Company bankrupt likely resulting in the entire loss of your investment. Based upon current plans of developing a market for our products and to sell our products through our websites, we expect to incur operating losses in future periods because we will continue to be in the development stage and will be incurring expenses and not generating significant revenues.

We are dependent upon our relationship with Jubilee to sell our product inventory. We do not have any formal relationship with Jubilee and it may in its sole discretion and without any penalty or notice to us cease being our distributor at any time. If Jubilee stops reselling our products then our sole source of distribution will be through our website, which has not generated any significant revenue to date.

In addition to sales of our products through Jubilee and any other distributor that may sell our products in the future, our sales are dependent on our ability to attract retail customers to our website. Our strategy to attract customers to our website includes viral marketing, the practice of placing advertisements and offering promotions on various highly rated baby weblogs or "blogs", online journals that are updated frequently and available to the public, postings on online communities such as Facebook, MySpace, Yahoo!(R) Groups and amateur websites such as YouTube.com, and other methods of getting Internet users to refer others to our website by e-mail or word of mouth; search engine optimization, marketing our website via search engines by purchasing sponsored placement in search results; and entering into affiliate marketing relationships with website providers to increase our access to Internet consumers. We expect to rely on word of mouth marketing as the primary source of traffic to our website, with search engine optimization and affiliate marketing as secondary sources.

We acquire our product inventory from approximately 30 wholesale vendors all located in the United States who will also drop-ship the inventory we purchase from them to our U.S. and Hong Kong customers or to any other export customer we might acquire. We do not manufacture any of our own products. We have not entered into any formal supply agreements with these vendors. We are required to pay in full for product inventory purchased from these vendors upon delivery. If the prices charged by these vendors increase and we are not able to pass on the increased price to our customers, then our margins will be reduced and this will affect our potential for future profitability.

Results of Operations for the three months ended June 30, 2012 and June 30, 2011

Revenues

We generated revenues of $17,691 for the three months ended June 30, 2012 and $11,318 for the three months ended June 30, 2011. This increase in revenue in 2012 is due to an increase in sales to our major customer Jubilee, a Hong Kong based distributor of our products, which totaled $17,691 for the three months ended June 30, 2012 (which is 100% of our total revenue for the three months ended June 30, 2012) and $10,548 for the same period in 2011. The remaining revenues in 2011 were to U.S. based retail customers who purchased our products through our website. We have an oral agreement to charge Jubilee a fixed 15% markup on our cost of inventory, which equals to a 13% gross profit margin on sales. We began selling to Jubilee in January 2011 on an outright basis. Sales on an outright basis are different from our inventory consignment sales in that the sales terms are FOB destination point, therefore Jubilee takes title to the inventory immediately upon their receipt of the inventory in Hong Kong and payment is due to us within 30 days upon receipt. We anticipate that after all consigned inventory currently held by Jubilee is sold, all future sales to Jubilee will be on an outright basis. Selling our merchandise on an outright basis will not impact our operations or pricing but may affect our cash flows. Our current sales terms for our consigned inventory require Jubilee to immediately prepay to us 50% of the consigned inventory value they hold. Other than requiring this 50% prepayment, we expect all other payment terms including our return policy to remain the same as selling our goods on a consigned basis. We do not expect selling our inventory on an outright basis to have a significant effect on our cash flows from operations. We began selling to Jubilee because of our desire to target the Hong Kong market and to help fund our marketing and other operating costs.

On November 26, 2011, a Bloomberg news article captioned China Investors Rush Into Baby Care for Year of Dragon, stated “China’s emerging baby boom, driven by more-relaxed government policies and the year of the dragon, is fertile ground for both domestic and overseas companies”. We hope to take advantage of this expected increase in demand for eco-friendly infant and toddler products through our relationship with Jubilee. We also hope to identify other Hong Kong based customers and to sell our products to them in 2012. Our ability to generate a significant level of revenues, however, is very uncertain. We continue to be a development stage company.

Cost of Sales

Our cost of sales was $15,488 for the three months ended June 30, 2012 and $13,454 for the same period in 2011. The increase in the cost of sales for 2012 was due to the increase in our revenue due to the increase in inventory units sold by Jubilee to their customers in 2012, as we were able to sell our merchandise to Jubilee and to a limited number of retail customers through our websites in 2012 and 2011.

Gross Profit

We generated gross profit (loss) of $2,203 for the three months ended June 30, 2012 and ($2,136) for the same period in 2011. We expect our future gross profit margins to continue to be approximately 13% for sales to Jubilee and in the range of 15% to 25% for sales to U.S. retail customers or other Hong Kong customers through our websites.

Selling General and Administrative Expenses

Our selling, general and administrative expenses for the three months ended June 30, 2012 was $22,669 and $1,581 for the same period in 2011. These selling, general and administrative expenses consisted of charges for marketing consulting services, professional fees, website maintenance and credit card fees, bank charges, office maintenance, communication expenses, courier, postage, office supplies, and travel. The increase in these expenses were due to the increase in our marketing consulting expenses of $15,000, paid to a Hong Kong marketing consultant to promote our products to more distributors in the Hong Kong market; and an increase in professional fees of $6,213 due to fees incurred to file the Registration Statement. We expect our general and administrative costs to increase in 2012 and 2013 as we attempt to grow our sales domestically and in the Hong Kong market and possibly to other locations. We may also increase our general and administrative expenses if we are able to raise money through a combination of debt financing and equity financing by way of doing another private placement. We will also incur certain legal and accounting costs associated with the public reporting obligations in conjunction with becoming a public reporting company.

Other Income (Expenses)
Our other expenses for the three months ended June 30, 2012 was $1,365 and $0 for the same period in 2011. This  increase in other expenses was due to the increase in interest expense accrued on the promissory note payable to our shareholder of $1,365.

Net Loss
Our net loss for the three months ended June 30, 2012 was $21,861 and $3,717 for the same period in 2011. This increase in net loss in 2012 was due to the increase in selling general and administrative expenses mentioned above.

Results of Operations for the six months ended June 30, 2012 and June 30, 2011 and from the period December 8, 2010 (inception date) to June 30, 2012

Revenues

We generated revenues of $107,432 for the six months ended June 30, 2012 and $11,981 for the same period in 2011. This increase in revenue in 2012 is due to sales to our major customer Jubilee, a Hong Kong based distributor of our products, which totaled $106,170 for the six months ended June 30, 2012 (which is approximately 99% of our total revenue for the six months ended June 30, 2012) and $10,548 for the same period in 2011. The remaining revenues in 2012 and 2011 were to U.S. based retail customers who purchased our products through our website. We have an oral agreement to charge Jubilee a fixed 15% markup on our cost of inventory, which equals to a 13% gross profit margin on sales.

We generated revenues of $211,744 for the period from our inception on December 8, 2010 to June 30, 2012.

Cost of Sales

Our cost of sales was $93,281 for the six months ended June 30, 2012 and $14,959 for the same period in 2011. The increase in the cost of sales for 2011 was due to our increase in revenue due to the increase in inventory units sold by Jubilee to their customers in 2012 as we were able to sell our merchandise to Jubilee and a limited number of retail customers through our websites in 2012 and 2011.

Our cost of sales from our inception on December 8, 2010 to June 30, 2012 was $184,375.

Gross Profit

We generated gross profit (loss) of $14,151 for the six months ended June 30, 2012 and ($2,978) for the same period in 2011.  We expect our future gross profit margins to continue to be approximately 13% for sales to Jubilee and in the range of 15% to 25% for sales to U.S. retail customers or other Hong Kong customers through our website.

Our gross profit from our inception on December 8, 2010 to June 30, 2012 was $27,369.

Selling General and Administrative Expenses

Our selling, general and administrative expenses for the six months ended June 30, 2012 and for the same period in 2011 were $41,593 and $3,322, respectively. These selling, general and administrative expenses consisted of charges for marketing consulting services, professional fees, website maintenance and credit card fees, bank charges, office maintenance, communication expenses, courier, postage, office supplies, and travel. The increase in these expenses were due to the increase in our marketing consulting expenses of $30,000, paid to market our products to more distributors in the Hong Kong market; and an increase in professional fees of $7,713. We expect our general and administrative costs to increase in 2012 and 2013 as we attempt to grow our sales domestically and in the Hong Kong market and possibly to other locations. We may also increase our general and administrative expenses if we are able to raise money through a combination of debt financing and equity financing by way of doing another private placement. We will also incur certain legal and accounting costs associated with the public reporting obligations in conjunction with becoming a public reporting company.

From our inception on December 8, 2010 to June 30, 2012, our total expenses were $49,464. These total expenses since inception to June 30, 2012 were for general and administrative expenses which consisted of charges for marketing consulting expenses, website maintenance and credit card fees, bank charges, office maintenance, communication expenses, courier, postage, office supplies, and travel.

Other Income (Expenses)
Our other expenses for the six months ended June 30, 2012 was $2,730 and $0 for the same period in 2011. This  increase in other expenses was due to the increase in interest expense accrued on the promissory note payable to our shareholder of $2,730.

Net Loss

Our net loss for the six months ended June 30, 2012 was $30,172 and $6,300 for the same period in 2011. This increase in net loss in 2012 was due to the increase in selling general and administrative expenses mentioned above.

We have a net loss of $23,307 during the period from our inception on December 8, 2010 to June 30, 2012.

Liquidity and Capital Resources

Impact of Potential Loss of our Major Customer Jubilee on our Company’s Liquidity
Currently Jubilee’s operations of selling our organic baby products to their customers in Hong Kong constitute approximately 99% of our total revenue. Any substantial decrease in their selling our products to their customers in Hong Kong will substantially affect our operating results and liquidity. Although we currently have a satisfactory relationship with Jubilee, if they were to terminate their relationship or stop ordering products from us, these events would currently result in a loss of substantially all of our revenue which would have a material impact on the liquidity of our Company. It is uncertain how long Jubilee will continue to order products from us as we do not have any assurances from them as to how long they will continue ordering products from us. We do not have an exclusive agreement with them for selling our type of products to their customers.

In the event that the Company is not able to retain Jubilee as a customer or obtain new customers, we will incur increased operating losses and we will need to raise additional capital to maintain our current operations. We presently are seeking to increase our web-based sales by attracting new customers to our websites. We are not presently negotiating any agreements with any new customers.

Liquidity and Capital Resources

As of June 30, 2012, we had cash of $ 123,653, total assets of $168,931 and working capital of $152,022 compared to $95,188 in cash, $155,342 in total assets and $124,964 in working capital as of December 31, 2011.

The following table provides detailed information about our net cash flow for all financial statement periods presented in this Report:

Cash Flow

			December 8, 2010
	June 30,		(inception) through
	2012	2011	June 30, 2012

Net cash (used in) operating activities	$(28,265)	$(143,977)	(51,176)
Net cash (used in) investing activities	$-	$(5,000)	(5,000)
Net cash provided by financing activities	$56,730	$146,400	179,829
Net cash inflow (outflow)	$28,465	$(2,577)	123,653

Operating Activities

Cash used in operating activities in the six months ended June 30, 2012 consist of net loss adjusted for non-cash expense items such as amortization, as well as the effect of changes in working capital. Cash used in operating activities in the six months ended June 30, 2012 was $28,265, which consisted of a net loss of $30,172, adjustments for non-cash expense items totaling $500 of amortization and cash provided by working capital of $1,407. The cash provided by working capital was due to the decrease in consigned inventory being held by Jubilee of $24,375. This amount was offset by cash used in working capital which consisted of an increase in accounts receivable of $9,999 which is due from Jubilee, decrease in accrued liabilities of $1,152 for payment of professional fees and a decrease in deferred revenue of $11,817 due to the increase in inventory sales on consignment to Jubilee.

Cash used in operating activities in the six months ended June 30, 2011 consist of net loss as well as the effect of changes in working capital. Cash used in operating activities in the six months ended June 30, 2011 was $143,977, which consisted of a net loss of $6,300 and cash used in working capital of $137,677. Cash used in working capital was due to an increase in accounts receivable of $10,548 from Jubilee and an increase in inventory purchases of $127,129.

Cash used in operating activities from December 8, 2010 (inception) to June 30, 2012 consist of net loss adjusted for non-cash expense items such as amortization, as well as the effect of changes in working capital. Cash used in operating activities was $51,176, which consisted of a net loss of $23,307, adjustments for non-cash expense items totaling $500 of amortization and cash used in working capital of $28,369. The cash used in working capital consisted of an increase in accounts receivable of $9,999 due from Jubilee and an increase in inventory purchases of $30,779. This increase in cash used for working capital was offset by cash provided by working capital which consisted of an increase in deferred revenue from Jubilee of $12,349 and an increase in accrued liabilities of $60 for professional fees.

Investing Activities

During the six months ended June 30, 2012, we no investing activities compared to $5,000 cash used in our investing activities during the six months ended June 30, 2011 and for the period December 8, 2010 (inception) to June 30, 2012, total cash used in our investing activities of $5,000. This payment is due to an increase in our website development costs of $5,000 in 2011.

Financing Activities

During the six months ended June 30, 2012, we had net cash provided by financing activities of $56,730 as compared to $146,400 for the six months ended June 30, 2011 a decrease of $89,670. This decrease in cash provided by financing activities is due to a decrease in notes payable to our director and principal stockholder of $139,770 and a decrease in shareholder capital contributions of $3,900.  This decrease was offset by the funds raised in our private placement of our common stock in March 2012. We offered investors our common shares in a private placement dated March 1, 2012 and we sold during this period 1,080,000 common shares in this private placement of our common stock and the total sales proceeds for the six months ended June 30, 2012 was $54,000. We have net cash provided by financing activities of $179,829 for the period December 8, 2010 (inception) to June 30, 2012.

During the year ended December 31, 2012, our total cash requirements may exceed our cash balances. Currently, we do not have sufficient cash in our bank accounts to cover our estimated expenses for the next 12 months assuming we attempt to expand our future operations as we plan to. The promissory note is interest bearing at 6% per annum and the principal and accrued interest is due December 31, 2014. We anticipate meeting our future cash requirements through a combination of equity or debt financing.

We estimate that our expenses over the next 12 months will be approximately $200,000 as described in the table below. These estimates may change significantly depending on the nature of our future business activities and our ability to raise capital from shareholders or other sources.

Estimated
Description	expenses
Legal and accounting fees	35,000
Further development of the website	10,000
Marketing and advertising	65,000
Salaries and consulting fees	60,000
General and administrative	30,000
Total	200,000

We do not have any formal agreement with management for advancing funds to the Company and we do not believe that any other external sources of financing are available at the present time.

We intend to meet our cash requirements for the next 12 months through equity financing by way of private placements, if such equity financing becomes available. We expect that our current working capital will satisfy our present cash requirements until sometime during the third quarter of 2013. We currently do not have any arrangements in place to receive loans or other financing from our Chief Executive Officer or any other officer or for the completion of any further private placement financings and there is no assurance that we will be successful obtaining any such affiliate loans or in completing any further private placement financings. There is also no assurance that our Chief Executive Officer will demand repayment of the total outstanding note payable or that any financing will be available or if available, on terms that will be acceptable to us. We may not raise sufficient funds to fully carry out any business plan.

Off-Balance Sheet Arrangements

As of the date of this report, we have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders.

Inflation

The effect of inflation on our revenues and operating results has not been significant.

Critical Accounting Policies

Our financial statements are impacted by the accounting policies used and the estimates and assumptions made by management during their preparation. A complete listing of these policies is included in Note 3 of the notes to our financial statements for the year ended December 31, 2011 and for the period December 8, 2010 (date of inception) to December 31, 2010 and from date of inception (December 8, 2010) to December 31, 2011. We have identified below the accounting policies that are of particular importance in the presentation of our financial position, results of operations and cash flows, and which require the application of significant judgment by management.

Revenue Recognition: Sales to consumers are recorded when goods are shipped and are reported net of allowances for estimated returns and allowances in the accompanying statements of operations. The customer authorizes us to charge their credit card at the time of purchase with the understanding their credit card will be charged upon shipment. We recognize revenue based on the below three criteria. Our policy is to allow the return of any unused merchandise purchased from us for any reason for a 15 day period after the date of sale.

Delivery has occurred. We either ship from our inventory held or have our vendors drop ship inventory to our customers and we recognize revenue when we are notified that shipment has occurred. Our consignment inventory agreement with Jubilee specifically sets forth when risk and title of the inventory is being transferred to Jubilee. Based on this agreement, we determine that risk and title are transferred to Jubilee when the products are shipped to Jubilee’s customers by Jubilee and these products are no longer in Jubilee’s warehouse.

Fee is fixed or determinable. Pursuant to the Jubilee inventory consignment agreement, we do not provide any price protection, stock rotation, right of return and/or other discount programs and thus the fee is considered fixed and determinable upon the shipment of the consigned inventory by Jubilee to Jubilee’s customers. We have an oral agreement to charge a 15% markup of our cost of inventory to Jubilee. The price is deemed to be fixed and determinable based on our successful collection history and our arrangement with Jubilee. If we decide to sell slow-moving consigned inventory below the consigned inventory value, we still recognize revenue at the time that Jubilee ships the inventory to Jubilee’s customers and we would reduce the price at which we sell such inventory to Jubilee. The decision to sell slow-moving inventory below the consigned inventory value is exclusively in our discretion and this decision occurs prior to the shipment of the inventory by Jubilee to Jubilee’s customers.

For our “outright sales” to Jubilee, we do not grant any inventory credits or provide any other pricing allowances. In the case of outright sales, we fix the price prior to shipping the product to Jubilee and we do not require an advance deposit from Jubilee.

Collectability is reasonably assured. We determine for all of our customers whether collectability is reasonably assured pursuant to our credit review policy. All credit card payments are approved and processed through our website. Upon shipment to its customers, Jubilee assumes all the credit risk from their customers, not us. If product is returned within the 15 day return policy, we will credit Jubilee for this inventory usage and not charge them. Jubilee has the latitude to set its own pricing to its customers.

Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the year. Actual results could differ from those estimates.

Item 3. Quantitative And Qualitative Disclosures About Market Risk.

Pursuant to Item 305(e) of Regulation S-K, we are not required to provide the information required by this Item as we are a “smaller reporting company.”

Item 4. Controls And Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

As required by Rule 13a-15(e), our management has carried out an evaluation, with the participation and under the supervision of Ms. Sophia Movshina, our President and Principal Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as of June 30, 2012. Based upon, and as of the date of this evaluation, Ms. Sophia Movshina, determined that our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended June 30, 2012, there were no changes in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time, we may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm business. We are currently not aware of any such legal proceedings or claims that will have, individually or in the aggregate, a material adverse affect on our business, financial condition or operating results.

Item 1A.	Risk Factors

As a smaller reporting company, we are not required to make disclosures under this Item 1A.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosure
Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Number	Description
31	Rule 13a-14(a)/15d-14(a) Certification - Principal Executive and Principal Accounting Officer
32	Section 1350 Certification
101.INS *	XBRL Instance Document
101.SCH *	XBRL Taxonomy Extension Schema Document
101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB *	XBRL Taxonomy Extension Label Linkbase Document
101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document

*XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

In accordance with section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Report on Form 10-Q to be signed on its behalf by the undersigned, thereto duly authorized individuals.

Date: August 6, 2012	ORGANIC TREEHOUSE LTD
By: /s/ Sophia Movshina
Name: Sophia Movshina
Title: President, Treasurer and Secretary
Principal Executive Officer and Principal Accounting Officer
and Chief Accounting Officer and Director

Exhibit Number	Description
31	Rule 13a-14(a)/15d-14(a) Certification - Principal Executive and Principal Accounting Officer
32	Section 1350 Certification
101.INS *	XBRL Instance Document
101.SCH *	XBRL Taxonomy Extension Schema Document
101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB *	XBRL Taxonomy Extension Label Linkbase Document
101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document

*XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.