Form 10-Q
period 2012-09-30
Organic Treehouse Ltd.
filed 2012-10-31
CIK 1547716

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to

Commission File Number:  333-181040

ORGANIC TREEHOUSE LTD.
 (Exact name of registrant as specified in its charter)

Nevada	27-4198202
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)
120 Somerset Drive
Suffern, NY	10901
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☐  No  ☒

As of October 26, 2012, there were 5,080,000 shares of company common stock issued and outstanding.

ORGANIC TREEHOUSE LTD. Quarterly Report on Form 10-Q
TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Cautionary Note Regarding Forward-Looking Statements

Item 1.	Financial Statements (unaudited)

	Condensed Balance Sheets as of September 30, 2012 (unaudited) and December 31, 2011	4

	Condensed Statements of Operations for the three and nine months ended September 30, 2012 and 2011(unaudited), and for the Period Since Inception (December 8, 2010) to September 30, 2012 (unaudited)	5

	Condensed Statements of Cash Flows (unaudited) for the nine months ended September 30, 2012 and 2011, and for the Period Since Inception (December 8, 2010) to September 30, 2012	6

	Notes to Condensed Financial Statements (unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition of and Results of Operations	12

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	17

Item 4.	Controls and Procedures	18

PART II – OTHER INFORMATION		18
Item 1.	Legal Proceedings	18
Item 1A.	Risk Factors	18
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	18
Item 3.	Defaults Upon Senior Securities	18
Item 4.	Mine Safety Disclosure	18
Item 5.	Other Information	18
Item 6.	Exhibits	18

SIGNATURES		19

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

In some cases, you can identify forward-looking statements by terminology such as “guidance,” “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “projects,” “potential,” “proposed,” “intended,” or “continue” or the negative of these terms or other comparable terminology. You should read statements that contain these words carefully, because they discuss our expectations about our future operating results or our future financial condition or state other “forward-looking” information. There may be events in the future that we are not able to accurately predict or control. You should be aware that the occurrence of any of the events described in our risk factors and other disclosures could substantially harm our business, results of operations and financial condition, and that upon the occurrence of any of these events, the trading price of our securities could decline. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, growth rates, and levels of activity, performance or achievements. Factors that may cause actual results, our performance or achievements, or industry results, to differ materially from those contemplated by such forward-looking statements include, without limitation:

●	our ability to obtain sufficient working capital to support our business plans;

●	our ability to expand our product offerings;

●	our ability to continue to receive orders from our major client;

●
our ability to survive through the current difficult retail environment and changing economic conditions that may further adversely affect consumer demand and spending, and as a result, adversely affect our financial condition.

Readers are cautioned not to place undue reliance on our forward-looking statements, which reflect management’s opinions only as of the date thereof. We undertake no obligation to revise or publicly release the results of any revision of our forward-looking statements, except as required by law.

Organic Treehouse Ltd.
 (A Development Stage Company)
CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2012	2011
ASSETS	(Unaudited)
Current assets:
Cash	$102,308	$95,188
Accounts receivable	8,647	-
Inventory	17,068	55,154
Total current assets	128,023	150,342

Website, net	4,250	5,000
Total assets	$132,273	$155,342

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accrued liabilities	$60	$1,212
Deferred revenue	5,697	24,166
Total current liabilities	5,757	25,378

Long term liabilities:
Note payable - stockholder	95,095	91,000
Total liabilities	$100,852	$116,378

Commitments and contingencies	-	-

Stockholders’ equity:
Common stock, $0.001 par value, 75,000,000 shares authorized;
5,080,000 shares and 4,000,000 shares issued and outstanding at September 30, 2012 and December 31, 2011	$5,080	$4,000
Additional paid-in capital	81,019	28,099
Retained earnings (deficit) accumulated during development stage	(54,678)	6,865
Total stockholders’ equity	$31,421	$38,964

Total liabilities and stockholders’ equity	$132,273	$155,342

The accompanying notes are an integral part of these condensed financial statements.

Organic Treehouse Ltd.
 (A Development Stage Company)
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

					December 8, 2010
	Three Months Ended September 30		Nine Months Ended September 30		(inception) through September 30,
	2012	2011	2012	2011	2012

Revenue:
Sales	$15,863	22,701	123,295	34,682	227,607
Cost of sales	13,688	22,607	106,968	37,565	198,062
Gross margin (loss)	2,175	94	16,327	(2,883)	29,545

Operating Expenses:
Selling, general and administrative expenses	32,181	614	73,775	3,936	78,916
Net operating loss	(30,006)	(520)	(57,448)	(6,819)	(49,371)

Other Income (expenses)	-	-	-	-	-
Interest expenses	(1,365)	-	(4,095)	-	(4,095)
Total other (expenses )	(1,365)	-	(4,095)	-	(4,095)

Net loss before taxation	(31,371)	(520)	(61,543)	(6,819)	(53,466)
Income tax expense	-	-	-	-	1,212
Net loss	$(31,371)	(520)	(61,543)	(6,819)	(54,678)

Loss per common share:
- Basic and fully diluted	$(0.01)	$(0.00)	$(0.01)	$(0.00)

Weighted average number of shares
- Basic and fully diluted	5,080,000	4,000,000	4,654,307	4,000,000

The accompanying notes are an integral part of these condensed financial statements.

Organic Treehouse Ltd.
 (A Development Stage Company)
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	For The Nine Months		December 8, 2010 (inception) through
	Ended September 30,		September 30,
	2012	2011	2012
Cash flows from operating activities:
Net loss	$(61,543)	(6,819)	(54,678)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization expenses - website	750	-	750

Changes in Assets and Liabilities:
Increase in accounts receivable	(8,647)	(32,143)	(8,647)
(Increase) decrease in inventory	38,085	(108,351)	(17,068)
Increase (decrease) in accrued liabilities	(1,152)	-	60
Increase (decrease) in deferred revenue	(18,468)	-	5,697
Net cash used in operating activities	(50,975)	(147,313)	(73,886)

Cash flows from investing activities:
Increase in website development costs	-	(5,000)	(5,000)

Net cash flows used in investing activities	-	(5,000)	(5,000)

Cash flows from financing activities:
Note payable – stockholder	4,095	144,500	95,095
Proceeds from the issuance of common stock	54,000	-	59,080
Stockholder capital contributions	-	3,900	27,019

Net cash flows provided by financing activities	58,095	148,400	181,194

Net increase (decrease) in cash	7,120	(3,913)	102,308

Cash, beginning of period	95,188	4,985	-

Cash, end of period	$102,308	1,072	102,308

Supplemental disclosures of cash flow information:
Cash paid during development stage for interest	$-	$-	$-
Cash paid during development stage for taxes	$-	$-	$1,212

The accompanying notes are an integral part of these condensed financial statements.

Organic Treehouse Ltd.
 (A Development Stage Company)
Notes to Condensed Financial Statements
September 30, 2012
(Unaudited)

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

In the opinion of the management of the Company, all adjustments, which are of a normal recurring nature, necessary for a fair statement of the results for the three and nine-month periods have been made. Results for the interim periods presented are not necessarily indicative of the results that might be expected for the entire fiscal year. When used in these notes, the terms "Company", "we", "us" or "our" mean Organic Treehouse Ltd. included in these financial statements.

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

From December 8, 2010 (inception) until September 30, 2012, the Company has generated $227,607 in revenues and has incurred net loss during that same period of $54,678. The Company expects to continue to generate losses in the near future, due to an anticipated increase in its general and administrative expenses. Therefore there is no assurance future operations will result in any profit. If the Company cannot generate sufficient revenues to operate profitably, the Company may need to cease its operations. If the business operations expands, operating expenses will increase and the profit margins may not be able to cover this increase, and as a result the Company may not be able to develop into a profitable business in the future. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Fiscal Year:  The Company's fiscal year ends December 31.

Use of Estimates:  The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the balance sheets and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ materially from those estimates. There were no significant estimates at September 30, 2012 and 2011.

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

Amortization of Website: The accompanying balance sheet reflects our websites at cost less accumulated amortization.  Our websites are www.organictreehouse.net and www.mynaturalbabyboutique.com. The amortization of the website for the three months ended September 30, 2012 and 2011 was $250 and $0, respectively and for the nine months ended September 30, 2012 and 2011 was $750 and $0, respectively.

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

The Company evaluates the criteria outlined in FASB ASC Subtopic 605-45, Revenue Recognition—Principal Agent Considerations , in determining whether it is appropriate to record the gross amount of product sales and related costs or the net amount earned as commissions. Generally, when the Company is primarily obligated in a transaction, is subject to inventory risk, has latitude in establishing prices and selecting suppliers, or has several but not all of these indicators, revenue is recorded gross. If the Company is not primarily obligated and amounts earned are determined using a fixed percentage, a fixed-payment schedule, or a combination of the two, the Company generally records the net amounts as commissions earned. The Company records revenue as a principal pursuant to above mentioned factors establishing that the revenue be recorded as a Principal. The Company sets its selling prices to Jubilee and selects all of its suppliers, Jubilee is to carry insurance against inventory loss but if there is any loss in excess of their insurance coverage, the loss may be borne by the Company and therefore the Company has some inventory risk.

Allowances Against Accounts Receivable:  The Company’s records allowances against accounts receivable based upon contractually agreed-upon deductions for items such as customer returns.  These deductions are recorded throughout the year commensurate with sales activity and historical product returns.    All such allowances are recorded as direct offsets to sales.  The Company gives all its customers a 30 day product return policy on all sales; the allowances are reduced to reflect such payments or credits issued against the customer’s account balance.  The Company analyzes the components of the allowances for customer deductions monthly and adjusts the allowances to the appropriate levels.  There were no product returns in 2011 and 2012, therefore no sales allowance or allowance for bad debts was recorded at September 30, 2012 and December 31, 2011.

Deferred Revenue - Inventory Consignment Payments:  The Company has entered into an inventory consignment agreement with its juvenile specialty distributor in Hong Kong, Jubilee Rainbow Ltd. (“major customer”) that provides for an advance payment from this major customer of 50% of the Company’s total inventory value of the consigned inventory held by the major customer, which is generally a 15% markup on cost.  These advance payments are adjusted monthly based upon the monthly inventory usage reports received from this major customer.  These advance payments are applied against future Accounts Receivable payments due from this major customer. There was no inventory shipped to the major customer on a consignment basis in 2012. The Company recognizes revenues as earned. Amounts billed in advance of the period in which the consigned inventory to the major customer is sold is recorded as a liability under the caption “Deferred revenue”. Deferred revenue for the nine months ended September 30, 2012 and December 31, 2011 was $5,697 and $24,166, respectively.

Provision for Income Taxes: The Company’s provision for income taxes includes all currently payable federal and state taxes that are based on the Company's taxable income and the change during the fiscal year in net deferred income tax assets and liabilities.  The Company provides for deferred income taxes based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates that will be in effect when the differences are expected to reverse.  The Company’s policy is to recognize the effect that a change in enacted tax rates would have on net deferred income tax assets and liabilities in the period that the tax rates are changed. There were no deferred income tax assets and income tax liabilities at September 30, 2012 and December 31, 2011.

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

The Company’s Vice President of Sales, who resides in Hong Kong where the inventory is held on consignment, will periodically physically inspect the consigned inventory quantities being held by Jubilee for physical deterioration. To the extent that any of these conditions is believed to exist or the market value of the inventory expected to be realized in the ordinary course of business is otherwise no longer as great as its carrying value, an allowance against the inventory value is established.  To the extent that this allowance is established or increased during an accounting period, an expense is recorded in cost of goods sold in the Company's consolidated statements of income.  Only when inventory for which an allowance has been established is later sold or is otherwise disposed is the allowance reduced accordingly.  Significant management judgment is required in determining the amount and adequacy of this allowance.  In the event that actual results differ from management's estimates or these estimates and judgments are revised in future periods, the Company may not fully realize the carrying value of its inventory or may need to establish additional allowances, either of which could materially impact the Company's financial position and results of operations. There was no inventory reserve recorded at September 30, 2012 and December 31, 2011.

Earnings Per Share:  The Company calculates basic earnings per share by using a weighted average of the number of shares outstanding during the reporting periods.  Diluted shares outstanding are calculated in accordance with the treasury stock method, which assumes that the proceeds from the exercise of all exercisable options would be used to repurchase shares at market value.  There were no stock equivalents outstanding at September 30, 2012 and December 31, 2011. The following table sets forth the computation of basic and diluted net income per common share for the below periods:

	For The Three	For The Three	For The Nine	For The Nine
	Months Ended	Months Ended	Months Ended	Months Ended
	September 30,	September 30,	September 30	September 30
	2012	2011	2012	2011

Net loss	$(31,371)	$(520)	$(61,543)	$(6,819)

Loss per common share:
- Basic and fully diluted	$(0.01)	$(0.00)	$(0.01)	$(0.00)

Weighted average number of shares
- Basic and fully diluted	5,080,000	4,000,000	4,654,307	4,000,000

Advertising Costs: Advertising costs are expensed as incurred. Advertising costs for the nine months ended September 30, 2012 and 2011 were $129 and $1,412, respectively and for the three months ended September 30, 2012 and 2011 were $22 and $84, respectively and these expenses are recorded under selling expenses.

Shipping and Handling Fees Charged to Customers and Reported as Revenue: Shipping and handling fees billed to customers are classified on the Statement of Operations as ‘‘Sales’’. The associated shipping and handling costs are classified in ‘‘Cost of sales’’.  Shipping and handling costs were not significant.

Gift Cards: The Company will collect the proceeds from gift cards issued and record a liability for the full amount sold. This liability will be reduced when the Company honors redemptions of the gift cards as a form of tender. As a result, the Company will maintain a liability equivalent to 100% of the proceeds from unredeemed gift cards, less estimated unredeemed gift cards. For the nine months ended September 30, 2012 and September 30, 2011 and from the period December 8, 2010 (date of inception) to September 30, 2012, there were no gift cards sales, therefore the “unredeemed gift certificates” liability was $0 at September 30, 2012 and 2011.

In recognizing the unredeemed gift card income above, the Company considered the guidance under ASC 405-20-40, Liabilities-Extinguishments of Liabilities-Derecognition paragraph 40-1 that states “A debtor shall derecognize a liability if and only if it has been extinguished. A liability under this standard has been extinguished if either of the following conditions is met: (a) the debtor pays the creditor and is relieved of its obligation for the liability or (b) the debtor is legally released from being the primary obligor under the liability either judicially or by the creditor.” The recognition of unredeemed gift card income is not expected to be material in future reporting periods. If we have future sales of gift cards, we will review historical gift card redemption information at each reporting period to assess the continued appropriateness of the gift card breakage rates and pattern of redemption.

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

Foreign Currency Transactions: For the nine months ended September 30, 2012 and 2011, there are no gain and loss on foreign currency transaction as all transactions are denominated in US dollars.

Recently-Issued Accounting Standards:  On May 12, 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820):  Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.    This ASU is intended to improve consistency across jurisdictions to ensure that U.S. GAAP and International Financial Reporting Standards (“IFRSs”) fair value measurement and disclosure requirements are described in the same way.  For public entities, the amendments in this ASU are to be applied prospectively effective for annual periods beginning after December 15, 2011, and early application is not permitted. This standard had no impact on the accompanying financial statements.

Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

Note 4 – Inventory

Major classes of inventory were as follows:

	September 30,	December 31,
	2012	2011

Inventory – Finished Goods - New York	$5,673	$6,822
Inventory – Finished Goods - on Consignment – Hong Kong	11,395	48,332
Total finished goods inventory	$17,068	$55,154

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

Note 5 - Notes Payable - Stockholder

On December 28, 2011 the stockholder signed a promissory grid note for $91,000 with the Company for future working capital requirements. The total outstanding principal and accrued interest is payable on December 31, 2014. Interest accrues from December 28, 2011. Interest accrues at a fixed simple interest rate of 6% per annum and the accrued interest that was due on this note at September 30, 2012 was $4,095, making the total note payable at September 30, 2012, $95,095. The loan is unsecured and may be prepaid at anytime without penalty. The stockholder is also the President, Principal Accounting Officer, Secretary and Sole Director of the Company at September 30, 2012.

The total interest expense for the nine months and three months ended September 30, 2012 were $4,095 and $1,365, respectively.

Note 6- Major Customer

The table below indicates the sales from the Company’s major customer, which represents more than 10% of sales. Jubilee Rainbow Ltd. represents approximately 99% and 93% of the Company’s total revenue for the nine months ended September 30, 2012 and 2011, respectively. The revenue for the nine months ended September 30, 2012 and 2011 is as follows:

	September 30,	September 30,
	2012	2011

Jubilee Rainbow Ltd.	$121,468	$32,143

Note 7 – Commitments and Contingencies

Marketing Agreement

On December 29, 2011, the Company entered into a marketing agreement with a Hong Kong marketing company called All Good Foundation Ltd. The Company agrees to pay a monthly fee of $5,000 starting January 1, 2012 for marketing services in the Hong Kong market. Total marketing expenses for the three months and nine months ended September 30, 2012 was $15,000 and $45,000, respectively.

Inventory Sales

The Company has an agreement with its major customer to sell all consigned inventory held by the major customer at a 15% markup of the consigned inventory value held or a total fixed price of $13,104 for future sales made by the major customer to its customers in Hong Kong.

Note 8 – Stockholders Equity

Stock Issuance

The Company’s Articles of Incorporation authorize 75,000,000 shares of $0.001 par value common stock. On December 8, 2010, the Company issued 4,000,000 shares of its Common Stock to the Company’s sole stockholder, at $0.001 par value per share, for total proceeds of $4,000.

Private Placement

On March 1, 2012, the Company offered its common stock in a private placement in which it offered to sell to investors under Section 4(2) of the Securities Act and Regulation D promulgated thereunder a minimum of 900,000 shares of our common stock and a maximum amount offered of 3,000,000 shares of common stock, for an aggregate minimum purchase price of $45,000 and a maximum aggregate purchase price $150,000, or $0.05 per share.

This private placement was closed to investors on April 18, 2012. The Company sold 1,050,000 shares of common stock to 33 individual investors during the month of March 2012 and the Company raised a total of $52,500 from this private placement sale to these 33 investors of which a total of $52,500 was received in March and April 2012. In April 2012 the Company issued and sold an additional 30,000 shares to 3 investors for total proceeds of $1,500 at $0.05 per share. In total, the Company sold to the stockholders during this private placement an aggregate of 1,080,000 shares of common stock, for an aggregate purchase price of $54,000, or $0.05 per share. As a result of this private placement, the Company raised $54,000 in gross proceeds and the Company received $54,000 in net proceeds, as the Company incurred no expenses related to this offering.

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

The following discussion and analysis of financial condition and results of operations relates to the operations and financial condition reported in our unaudited condensed financial statements for the three and nine months ended September 30, 2012 and 2011, and should be read in conjunction with such financial statements and related notes included in this report. Those statements in the following discussion that are not historical in nature should be considered to be forward looking statements that are inherently uncertain. Actual results and the timing of the events may differ materially from those contained in these forward looking statements due to a number of factors, including those discussed in the “Cautionary Note on Forward Looking Statements” set forth elsewhere in this Report.

Overview
We sell new organic clothing and other eco-friendly products for infants and toddlers. We focus on clothing made with organically grown fibers, skin products and other infant products made with organic ingredients. We obtain these products from our suppliers who drop ship them to our sole distributor, Jubilee. To a limited extent, we also sell these products directly to consumers through our website. In the case of our limited website sales, we either sell products that are held in our inventory or our suppliers drop ship the purchased products directly to consumers of the products. At the present time approximately 99% of our sales volume comes from Jubilee. Our business is dependent on our continuing relationship with Jubilee. We do not have any of our own stores or outlets. Even though almost all of our present sales are derived through the distribution of our products by Jubilee, our business plan contemplates the expansion of our direct website sales. We have two websites, www.organictreehouse.net and www.mynaturalbabyboutique.com . Our sales through our websites to date have been minimal (approximately $6,200 total from December 8, 2010 –inception date to September 30, 2012). We expect that ultimately the success of our company will come from our ability to develop a market for our products and to sell our products through our websites. We are devoting substantially all of our efforts to establish a market for our products to generate revenue from our websites and therefore we are a development stage company.

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

We owe at September 30, 2012, $95,095 to our principal stockholder under a promissory note. The promissory note matures on December 31, 2014. If we are unable to pay off our obligations under the promissory note by its maturity date, then the holder of the promissory note (currently our principal stockholder) will be able to declare an event of default and take remedial action against us, which may include an action to declare our Company bankrupt likely resulting in the entire loss of your investment. Based upon current plans of developing a market for our products and to sell our products through our websites, we expect to incur operating losses in future periods because we will continue to be in the development stage and will be incurring expenses and not generating significant revenues.

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

Results of Operations for the three months ended September 30, 2012 and September 30, 2011

Revenues

We generated revenues of $15,863 for the three months ended September 30, 2012 and $22,701 for the three months ended September 30, 2011. This decrease in revenue in 2012 is due to a decrease in sales to our major customer Jubilee, a Hong Kong based distributor of our products, which totaled $15,298 for the three months ended September 30, 2012 (which is 96% of our total revenue for the three months ended September 30, 2012) and was $21,595 for Jubilee sales for the same period in 2011. The remaining revenues in 2012 and 2011 were to U.S. based retail customers who purchased our products through our website. We have an oral agreement to charge Jubilee a fixed 15% markup on our cost of inventory, which equals to a 13% gross profit margin on sales. We began selling to Jubilee in January 2011 on an outright basis. There were no outright sales made to Jubilee for the three months ended June 30, 2012 and September 30, 2012. Sales on an outright basis are different from our inventory consignment sales in that the sales terms are FOB destination point, therefore Jubilee takes title to the inventory immediately upon their receipt of the inventory in Hong Kong and payment is due to us within 30 days upon receipt. We anticipate that after all consigned inventory currently held by Jubilee is sold, all future sales to Jubilee will be on an outright basis and we will discontinue selling Jubilee inventory on a consignment basis. Selling our merchandise on an outright basis will not impact our operations or pricing but may affect our cash flows. Our current sales terms for our consigned inventory require Jubilee to immediately prepay to us 50% of the consigned inventory value they hold. Other than requiring this 50% prepayment, we expect all other payment terms including our return policy to remain the same as selling our goods on a consigned basis. We do not expect selling our inventory on an outright basis to have a significant effect on our cash flows from operations. We began selling to Jubilee because of our desire to target the Hong Kong market and to help fund our marketing and other operating costs.

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

Cost of Sales

Our cost of sales was $13,688 for the three months ended September 30, 2012 and $22,607 for the same period in 2011. The decrease  in the cost of sales for 2012 was due to the decrease in inventory units sold by Jubilee to their customers in 2012. We were able to sell only a limited amount of our merchandise to retail customers through our websites in 2012 and 2011.

Gross Profit

We generated gross profit of $2,175 for the three months ended September 30, 2012 and $94 for the same period in 2011. We expect our future gross profit margins to continue to be approximately 13% for sales to Jubilee and in the range of 15% to 25% for sales to U.S. retail customers or other Hong Kong customers through our websites. Gross profit margins may decrease in future periods for certain sales made to retail customers as we are now offering discount promotions to sell particular items in our NY inventory.

Selling General and Administrative Expenses

Our selling, general and administrative expenses for the three months ended September 30, 2012 was $32,181 and $614 for the same period in 2011. These selling, general and administrative expenses consisted of charges for marketing consulting services, professional fees, website maintenance and credit card fees, bank charges, office maintenance, communication expenses, courier, postage, office supplies, and travel. The increase in these expenses were due to the increase in our marketing consulting expenses of $15,000, paid to a Hong Kong marketing consultant to promote our products to more distributors in the Hong Kong market; and an increase in professional fees of $16,051 due to fees incurred to file for DTC registration and other professional fees associated with being a public company. We expect our general and administrative costs to increase in 2012 and 2013 as we attempt to grow our sales domestically and in the Hong Kong market and possibly to other locations. We may also increase our general and administrative expenses if we are able to raise money through a combination of debt financing and equity financing by way of doing another private placement. We will also incur certain legal and accounting costs associated with the public reporting obligations in conjunction with becoming a public reporting company.

Other Income (Expenses)

Our other expenses for the three months ended September 30, 2012 was $1,365 and $0 for the same period in 2011. This  increase in other expenses was due to the increase in interest expense accrued on the promissory note payable to our shareholder of $1,365.

Net Loss

Our net loss for the three months ended September 30, 2012 was $31,371 and $520 for the same period in 2011. This increase in net loss in 2012 was due primarily to the increase in selling general and administrative expenses mentioned above.

Results of Operations for the nine months ended September 30, 2012 and September 30, 2011 and from the period December 8, 2010 (inception date) to September 30, 2012

Revenues

We generated revenues of $123,295 for the nine months ended September 30, 2012 and $34,682 for the same period in 2011. This increase in revenue in 2012 is due to sales to our major customer Jubilee, a Hong Kong based distributor of our products, which totaled $121,468 for the nine months ended September 30, 2012 (which is approximately 99% of our total revenue for the nine months ended September 30, 2012) and was $32,143 for Jubilee sales for the same period in 2011. The remaining revenues in 2012 and 2011 were to U.S. based retail customers who purchased our products through our website. We have an oral agreement to charge Jubilee a fixed 15% markup on our cost of inventory, which equals to a 13% gross profit margin on sales.

We generated total revenue of $227,607 for the period from our inception on December 8, 2010 to September 30, 2012, with approximately 97% of this revenue coming from our major customer Jubilee.

Cost of Sales

Our cost of sales was $106,968 for the nine months ended September 30, 2012 and $37,565 for the same period in 2011. The increase in the cost of sales for 2011 was due to our increase in revenue due to the increase in inventory units sold by Jubilee to their customers in 2012 as we were able to sell our merchandise to Jubilee and a limited number of retail customers through our websites in 2012 and 2011.

Our cost of sales from our inception on December 8, 2010 to September 30, 2012 was $198,062.

Gross Profit

We generated gross profit (loss) of $16,327 for the nine months ended September 30, 2012 and ($2,883) for the same period in 2011.  We expect our future gross profit margins to continue to be approximately 13% for sales to Jubilee and in the range of 15% to 25% for sales to U.S. retail customers or other Hong Kong customers through our website. Gross profit margins may decrease in future periods for certain sales made to retail customers as we are now offering discount promotions to sell particular items in our NY inventory.

Our gross profit from December 8, 2010 (inception) to September 30, 2012 was $29,545.

Selling General and Administrative Expenses

Our selling, general and administrative expenses for the nine months ended September 30, 2012 and for the same period in 2011 were $73,775 and $3,936, respectively. These selling, general and administrative expenses consisted of charges for marketing consulting services, professional fees, website maintenance and credit card fees, bank charges, office maintenance, communication expenses, courier, postage, office supplies, and travel. The increase in these expenses were due to the increase in our marketing consulting expenses of $45,000, paid to market our products to more distributors in the Hong Kong market; and an increase in professional fees of $23,764 due to fees incurred to file for DTC registration and other professional fees associated with being a public company. We expect our general and administrative costs to increase in 2012 and 2013 as we attempt to grow our sales domestically and in the Hong Kong market and possibly to other locations. We may also increase our general and administrative expenses if we are able to raise money through a combination of debt financing and equity financing by way of doing another private placement. We will also incur certain legal and accounting costs associated with the public reporting obligations in conjunction with becoming a public reporting company.

From December 8, 2010 (inception) to September 30, 2012, our total expenses were $78,916. These total expenses since inception to September 30, 2012 were for general and administrative expenses which consisted of charges for marketing consulting expenses, website maintenance and credit card fees, bank charges, office maintenance, communication expenses, courier, postage, office supplies, and travel.

Other Income (Expenses)

Our other expenses for the nine months ended September 30, 2012 was $4,095 and $0 for the same period in 2011. This increase in other expenses was due to the increase in interest expense accrued on the promissory note payable to our shareholder of $4,095.

Net Loss

Our net loss for the nine months ended September 30, 2012 was $61,543 and $6,819 for the same period in 2011. This increase in net loss in 2012 was due to the increase in selling general and administrative expenses mentioned above.

We have a net loss of $54,678 during the period December 8, 2010 (inception) to September 30, 2012.

Liquidity and Capital Resources

Impact of Potential Loss of our Major Customer Jubilee on our Company’s Liquidity

Currently, Jubilee’s operations of selling our organic baby products to their customers in Hong Kong constitute approximately 99% of our total revenue. Any substantial decrease in their selling our products to their customers in Hong Kong will substantially affect our operating results and liquidity. Although we currently have a satisfactory relationship with Jubilee, if they were to terminate their relationship or stop ordering products from us, these events would currently result in a loss of substantially all of our revenue which would have a material impact on the liquidity of our Company. It is uncertain how long Jubilee will continue to order products from us as we do not have any assurances from them as to how long they will continue ordering products from us. We do not have an exclusive agreement with them for selling our type of products to their customers.

In the event that the Company is not able to retain Jubilee as a customer or obtain new customers, we will incur increased operating losses and we will need to raise additional capital to maintain our current operations. We presently are seeking to increase our web-based sales by attracting new customers to our websites. We are not presently negotiating any agreements with any new customers.

Liquidity and Capital Resources

As of September 30, 2012, we had cash of $102,308, total assets of $132,273 and working capital of $122,266 compared to $95,188 in cash, $155,342 in total assets and $124,964 in working capital as of December 31, 2011.

The following table provides detailed information about our net cash flow for all financial statement periods presented in this Report:

Cash Flow

			December 8, 2010
	September 30,		(inception) through
	2012	2011	September 30, 2012

Net cash (used in) operating activities	$(50,975)	(147,313)	(73,886)
Net cash (used in) investing activities	$-	(5,000)	(5,000)
Net cash provided by financing activities	$58,095	148,400	181,194
Net cash inflow (outflow)	$7,120	(3,913)	102,308

Operating Activities

Cash used in operating activities in the nine months ended September 30, 2012 consisted of net loss adjusted for non-cash expense items such as amortization, as well as the effect of changes in working capital. Cash used in operating activities in the nine months ended September 30, 2012 was $50,975, which consisted of a net loss of $61,543, adjustments for non-cash expense items totaling $750 of amortization and cash provided by working capital of $9,818. The cash provided by working capital was due to the decrease in consigned inventory being held by Jubilee of $38,085. This amount was offset by cash used in working capital which consisted of an increase in accounts receivable of $8,647 which is due from Jubilee, decrease in accrued liabilities of $1,152 for payment of professional fees and a decrease in deferred revenue of $18,468 due to the increase in inventory sales on consignment to Jubilee.

Cash used in operating activities in the nine months ended September 30, 2011 consisted of net loss as well as the effect of changes in working capital. Cash used in operating activities in the nine months ended September 30, 2011 was $147,313, which consisted of a net loss of $6,819 and cash used in working capital of $140,494. Cash used in working capital was due to an increase in accounts receivable of $32,143 from Jubilee and an increase in inventory purchases of $108,350.

Cash used in operating activities from December 8, 2010 (inception) to September 30, 2012 consisted of net loss adjusted for non-cash expense items such as amortization, as well as the effect of changes in working capital. Cash used in operating activities was $73,886, which consisted of a net loss of $54,678, adjustments for non-cash expense items totaling $750 of amortization and cash used in working capital of $19,958. The cash used in working capital consisted of an increase in accounts receivable of $8,647 due from Jubilee and an increase in inventory purchases of $17,068. This increase in cash used for working capital was offset by cash provided by working capital which consisted of an increase in deferred revenue from Jubilee of $5,697 and an increase in accrued liabilities of $60 for professional fees.

Investing Activities

During the nine months ended September 30, 2012, we had no investing activities compared to $5,000 cash used in our investing activities during the nine months ended September 30, 2011 and for the period December 8, 2010 (inception) to September 30, 2012. This payment is due to an increase in our website development costs of $5,000 in 2011.

Financing Activities

During the nine months ended September 30, 2012, we had net cash provided by financing activities of $58,095 as compared to $148,400 for the nine months ended September 30, 2011 a decrease of $90,305. This decrease in cash provided by financing activities is due to a decrease in notes payable to our director and principal stockholder of $140,405 and a decrease in shareholder capital contributions of $3,900.  This decrease was offset by the funds raised in our private placement of our common stock in March 2012. We offered investors our common shares in a private placement dated March 1, 2012 and we sold during this period 1,080,000 common shares in this private placement of our common stock and the total sales proceeds for the nine months ended September 30, 2012 was $54,000. We have net cash provided by financing activities of $181,194 for the period December 8, 2010 (inception) to September 30, 2012.

During the year ended December 31, 2012, our total cash requirements may exceed our cash balances. Currently, we do not have sufficient cash in our bank accounts to cover our estimated expenses for the next 12 months assuming we attempt to expand our future operations as we plan to. The promissory note is interest bearing at 6% per annum and the principal and accrued interest is due December 31, 2014. We anticipate meeting our future cash requirements through a combination of equity and/or debt financing.

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

Critical Accounting Policies

Our financial statements are impacted by the accounting policies used and the estimates and assumptions made by management during their preparation. A complete listing of these policies is included in Note 3 of the notes to our financial statements for three and nine months ended September 30, 2012 and 2011, and for the period December 8, 2010 (inception) to September 30, 2012. We have identified below the accounting policies that are of particular importance in the presentation of our financial position, results of operations and cash flows, and which require the application of significant judgment by management.

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

As required by Rule 13a-15(e), our management has carried out an evaluation, with the participation and under the supervision of Ms. Sophia Movshina, our President and Principal Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as of September 30, 2012. Based upon, and as of the date of this evaluation, Ms. Sophia Movshina, determined that our disclosure controls and procedures were effective at the reasonable assurance level.

 Changes in Internal Control over Financial Reporting

During the fiscal quarter ended September 30, 2012, there were no changes in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Date: October 31, 2012	ORGANIC TREEHOUSE LTD
By: /s/ Sophia Movshina
Name: Sophia Movshina
Title: President, Treasurer and Secretary
Principal Executive Officer and Principal Accounting Officer and Chief Accounting Officer and Director