Form 10-K
period 2012-12-31
Organic Treehouse Ltd.
filed 2013-01-30
CIK 1547716

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the fiscal year ended: December 31, 2012

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________to _____________

Commission File No. 333-181040

ORGANIC TREEHOUSE LTD.
 (Exact name of registrant as specified in its charter)

Nevada	27-4198202
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

120 Somerset Drive
Suffern, NY 10901
(Address of principal executive offices)

(845) 641-8534
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
None	None

Securities registered pursuant to Section 12(g) of the Exchange Act: Common Stock, par value $0.001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files)

 Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

☒ Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-Accelerated Filer	☐	Smaller reporting company	☒

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐   No ☒

As of June 30, 2012 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the shares of the registrant’s common stock held by non-affiliates was $54,000. Shares of the registrant’s common stock held by each executive officer and director and by each person who owns 10% or more of the outstanding common stock have been excluded from the calculation in that such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

There were a total of 5,080,000 shares of the registrant’s common stock outstanding as of January 28, 2013.

DOCUMENTS INCORPORATED BY REFERENCE

NONE

Special Note Regarding Forward Looking Statements

In addition to historical information, this Annual Report on Form 10-K contains forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in such forward-looking statements. We cannot give any guarantee that the plans, intentions or expectations described in the forward looking statements will be achieved. All forward-looking statements involve significant risks and uncertainties, and actual results may differ materially from those discussed in the forward-looking statements as a result of various factors, including those factors described in the below “Risk Factors” section of this Annual Report. Readers should carefully review such risk factors as well as factors described in other documents that we file from time to time with the Securities and Exchange Commission.

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

our ability to obtain sufficient working capital to support our business plans;

our ability to expand our product offerings;

our ability to continue to receive orders from our major client;

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

PART I

ITEM 1.           BUSINESS.

Overview

We sell new organic clothing and other eco-friendly products for infants and toddlers.  Our organic products consist of infant and toddler clothing, toys, towels, wash clothes, bibs, disposable products, skin care, blankets, baby wraps and slings, wet bags and other accessories. We currently obtain these products from our suppliers who drop ship them to our sole distributor, Jubilee Rainbow, Ltd., or Jubilee.  Jubilee resells our products to their customers, who are various retail store outlets all based in Hong Kong. To a limited extent, we also sell these products directly to consumers through our website.  In the case of our limited website sales, we either sell products that are held in our inventory or our suppliers drop ship the purchased products directly to consumers of the products.  For the year ended December 31, 2012 approximately 99% of our sales volume came from Jubilee.  Our business is dependent on our continuing relationship with Jubilee.  We do not have any of our own stores, outlets or agreements with other distributors.  Even though almost all of our present sales are derived through the distribution of our products by Jubilee, our business plan contemplates the expansion of our direct website sales.   We have two websites, www.organictreehouse.net and www.mynaturalbabyboutique.com.

We acquire our entire product inventory from approximately 30 wholesale suppliers that are all based in the United States.  We do not manufacture any of our own products.  We have not entered into any formal supply agreements with these suppliers.  We are required to pay in full for products purchased from these suppliers.  Once we have paid in full, we instruct the suppliers to either ship the purchased inventory to us, so that we have an inventory of some of our products or drop-ship the purchased inventory directly to our customers.  We require our customers to pre-pay for products purchased on our website. The customer authorizes us to charge their credit card at the time of purchase with the understanding their credit card will be charged upon shipment. When we sell to Jubilee, however, we require payment within thirty days of their receipt of our invoice for the products purchased by them.

We are a development stage company. We are devoting substantially all of our efforts to establish a market for our products and to generate revenue from our websites and therefore we remain a development stage company. Our development stage activities include attracting customers to our websites by viral marketing, including placing advertisements and offering promotions on various baby weblogs or “blogs”, online journals that are updated frequently and postings to other online communities.

During the period from December 8, 2010 (inception) to December 31, 2012, we sold a cumulative total of $240,844 of our products of which $235,735 or approximately 98% of these total product sales were made to Jubilee. We generated a cumulative net loss of $65,092 from December 8, 2010 (inception) to December 31, 2012.  Our sales through our websites to date have been minimal, $5,109 in total from December 8, 2010 (inception) to December 31, 2012. Ultimately the success of our company will come from our ability to develop a market for our products and sell our products through our websites.

Although almost all of our revenue is from the sale of products to Jubilee, we expect website sales to become a larger portion of total sales in the future and we hope that website sales will eventually surpass sales through our sole distributor Jubilee, although we can give no assurance that this will occur and that we will have the working capital to continue marketing our products to sell through our websites.  We have utilized the revenue derived from Jubilee as a means to help fund our marketing efforts to date, which have been unsuccessful.

Our future success will depend in part on our ability to distribute our organic baby products to retail customers in the United States and Hong Kong, our principal business markets. There can be no assurance that Jubilee will continue to distribute our products or that we will be successful in distributing our products into these markets or other markets.  We are also subject to several risks relating to the Hong Kong market, which is currently our biggest sales market, including risks relating to general and regional economic conditions, competition, potential changes in regulation, and various other political, economic, and other uncertainties.

Company History

We were incorporated on December 8, 2010 in the State of Nevada under the name China Green Clothing Inc. and subsequently changed our name to My Natural Baby Boutique Inc. on April 29, 2011. On January 3, 2012, we changed our name again to our present name, Organic Treehouse Ltd. Upon incorporating, Sophia Movshina, our Director, President, Secretary and Treasurer, acquired 4,000,000 shares of our common stock, $0.001 par value per share, at an aggregate price of $4,000 or $0.001 per share.

Private Placement

On March 1, 2012, we offered a minimum of 900,000 shares of our common stock and a maximum amount offered of 3,000,000 shares of common stock, for an aggregate minimum purchase price of $45,000 and a maximum aggregate purchase price of $150,000, or $0.05 per share in a private placement under Section 4(a)(2) (formerly, Section 4(2)) of the Securities Act and Regulation D promulgated thereunder.

This private placement was closed to investors on April 18, 2012. All of the investors who invested in the private placement are both accredited investors as defined in Rule 501 of Regulation D, and non-accredited investors and they purchased the shares in a private transaction that did not involve any general solicitation or public advertisement. We sold 1,050,000 shares of common stock to 33 individual investors during the month of March 2012 and we raised a total of $52,500 from this private placement sale to these 33 investors. In April 2012 we issued and sold an additional 30,000 shares to 3 investors for total proceeds of $1,500 at $0.05 per share. In total, we sold an aggregate of 1,080,000 shares of common stock, for an aggregate purchase price of $54,000, or $0.05 per share. As a result of this private placement, we raised $54,000 in gross proceeds and we received $54,000 in net proceeds, as we incurred no expenses related to this offering.

We had a contractual obligation under a registration rights agreement that was entered into with the investors in this private placement that required us to register the shares of our common stock sold in the private placement.  The registration statement covering the shares sold in the private placement was declared effective by the Securities and Exchange Commission on July 12, 2012.

Emerging Growth Company Status

We are an "emerging growth company," as defined in the JOBS Act, and we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not "emerging growth companies" including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We have not made a decision whether to take advantage of any or all of these exemptions. If we do take advantage of any of these exemptions, we do not know if some investors will find our common stock less attractive as a result. The result may be a less active trading market for our common stock and our stock price may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an "emerging growth company" can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an "emerging growth company" can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We are choosing to take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act.

We could remain an "emerging growth company" for up to five years, or until the earliest of (i) the last day of the first fiscal year in which our annual gross revenues exceed $1 billion, (ii) the date that we become a "large accelerated filer" as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter, or (iii) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three year period.

In addition, Section 103 of the JOBS Act provides that an emerging growth company is not required to comply with the requirements of Sarbanes-Oxley Section 404(b). This exemption is available to us as well as a smaller reporting company.

Our Industry

According to a study by the Organic Trade Association in 2011 and 2010, or OTA, four in ten families indicate that they are buying more organic products than they were a year ago.  These findings are in line with those in the OTA’s 2011 Organic Industry Survey, which revealed that the U.S. organic industry grew at a rate of nearly eight percent in 2010 and their published preliminary studies for 2011 indicate growth in the organic industry as well. Fueled by consumer choice and demand, the organic sector is one of the few components of the U.S. economy that continues to add jobs. According to the OTA in their 2011 and 2010 study, nearly half – 48 percent – of parents surveyed revealed that their strongest motivator for buying organic products is their belief that organic products are healthier for them and their children. Other motivators for purchasing organic products included concern over the effects of pesticides, hormones and antibiotics on children, and the desire to avoid highly processed or artificial ingredients.

Prospects for 2012 and 2013, as indicated through the 2012 OTA survey results, indicate that organic food and non-food sales will continue to sustain growth levels of nine percent or higher.

“With 94 percent of organic operations nationwide planning to maintain or increase employment in 2012, the organic sector will continue to fuel jobs, rural economies and consumer choice,” said Bushway, OTA’s Executive Director and CEO.

Children’s skin and internal systems are far more vulnerable and sensitive to the effects of pesticides and other agricultural chemicals. Pesticides have been linked to many childhood health problems, including birth defects, autism, endocrine disruption, and neurodevelopmental delays, according to an April 12, 2010 article from Pesticide Action Network: www.panna.org/pesticidesandchildren.

Many of our products are made with organic cotton. According to the OTA, Organic cotton is grown using methods and materials that have a low impact on the environment. Organic production systems replenish and maintain soil fertility, reduce the use of toxic and persistent pesticides and fertilizers, and build biologically diverse agriculture. Third-party certification organizations verify that organic producers use only methods and materials allowed in organic production. Organic cotton is grown without the use of toxic and persistent pesticides and synthetic fertilizers. In addition, federal regulations prohibit the use of genetically engineered seed for organic farming. All cotton sold as organic in the United States must meet strict federal regulations covering how the cotton is grown.

In 2009, organic fiber sales in the United States grew by 10.4 percent over the previous year, to reach $521 million, according to the OTA’s 2010 Organic Industry Survey. The future according to the OTA looks promising, with organic fiber products appearing in more mainstream outlets, led by large U.S. textile retailers. According to Infant, Toddler and Preschool Clothing Market in the U.S., 3rd Edition by market research publisher Packaged Facts, the number of newborns has hovered around 4.0 million annually, nonetheless, innovative marketing and design spurred retail sales of infant-to-preschool clothing and shoes to $18.4 billion in 2010 -- a figure projected to exceed $23.0 billion in 2015. Clothing and footwear made from fabrics of natural or organic fibers constitute a fast-growing but difficult-to-monitor niche populated by hundreds of small-scale marketers selling limited assortments of products. However, the niche is rapidly growing up to become a market of its own. Major Infant, Toddler Preschool, or ITP, clothing/footwear marketers have already begun to invest more heavily in these products, thereby calling even more attention to them and further expanding consumer options, as evidenced by Faded Glory-branded organic ITP clothing sold through Walmart; Patagonia-branded ITP outerwear incorporating layers of synthetic fabrics made from recycled materials; Crocs clogs made from recycled plastic; and Summer Infant organic cotton swaddling clothes available at Babies “R” Us.

According to a businessweek.com article, dated December 8, 2011, in China, some businesses also pay close attention to changes in population —especially the traditional spike in births associated with the Year of the Dragon, which started on January 23, 2012.  More women in the world’s most populous nation are believed to have timed their pregnancies to the fall of 2011 so that their child would be born in a year that the Chinese zodiac calendar associates with wealth and power and the trend could be more pronounced this time, given the Chinese government’s more relaxed policies on family size. That may mean higher demand for our infant and toddler products in the years ahead.  Michele Mak, a consumer sector analyst at BNP Paribas was quoted in Business Week on December 8, 2011 as saying “The dragon year baby boom is almost a sure thing, which will boost the demand for infant products such as baby formula, diapers, and clothes.”

Competition

We operate in the infant and toddler products industry and we specialize in organic and eco-friendly baby and toddler products. We face competition from many websites that provide products and services that are similar to ours. We believe that www.katequinnorganics.com, www.sckoon.com and www.organicbabywearhouse.com constitute our biggest competitive threats.  We are a start-up enterprise with no competitive position within the organic and eco-friendly baby and toddler products marketplace. We are trying to attract customers to our website by placing advertisements and offering promotions on various baby weblogs or "blogs", online journals that are updated frequently and available to the public.  We also rely on word of mouth marketing as the primary source of traffic to our website.

Our Competitive Strengths

We believe that we have the following competitive strengths:

●
Existing relationships with wholesale suppliers. We have been working with our suppliers since the last quarter of 2010. Although we have no formal contract with our suppliers, we believe that we have developed a good working relationship with them and that they are a reliable source of relatively unique organic and eco-friendly infant and toddler products. We believe that having identified reliable suppliers of products that are relatively unique to infant and toddler market is a competitive strength for us.

●
Robust website that features streamlined navigation. Our website is modern and easy to use. We believe that its design enhances our customer’s shopping experience and makes it easy for our customer to find what they are looking for quickly.

●	Diverse product inventory. Our product inventory includes many different organic baby product items ranging from toys to skin care products.

●
Personalized customer support from our President. Our company is relatively small and our President, Sophia Movshina, provides much of the service and support directly to our customers. We use this circumstance to our advantage. Our president is vested in our company and eager to see it succeed. As a result, we believe that her hands on approach to customer service is welcome to our customers and preferable to computer automated customer service or outsourced customer service which is frequently used by web retailers.

●	Low overhead costs. We do not have any stores and we use our president’s home as a base for our call center and limited warehousing. By doing so, we save on overhead costs and expenses.

Our Growth Strategy

We will implement the following strategic plans to take advantage of industry opportunities and our competitive strengths:

●
We continue to market our website and product inventory on the internet and through other marketing channels. Our strategy to attract customers to our website, includes viral marketing, the practice of placing advertisements and offering giveaways on various highly rated baby weblogs or "blogs",online journals that are updated frequently and available to the public, postings on online communities such as Facebook, MySpace, Yahoo!(R) Groups and amateur websites such as YouTube.com, and other methods of getting Internet users to refer others to our website by e-mail or word of mouth; search engine optimization, marketing our website via search engines by purchasing sponsored placement in search results; and entering into affiliate marketing relationships with website providers to increase our access to Internet consumers. We expect to rely on word of mouth marketing as the primary source of traffic to our website, with search engine optimization and affiliate marketing as secondary sources.

●
We plan to develop relationships with distributors in the U.S. and new distributors in Hong Kong to expand the market for our products that will help us increase our domestic and international sales. We have developed a relationship with Jubilee, a Hong Kong distributor of organic baby and toddler products. We will seek to develop a more robust relationship with Jubilee so that we can continue to sell our products to Jubilee and perhaps increase sales levels to Jubilee. We will also seek to develop relationships with other distributors in the United States and Hong Kong in order to increase our products sales and distribution base.

●
We plan to diversify our product portfolio to satisfy a larger array of customer preferences. We plan to significantly expand our product offerings by identifying new suppliers and improving the quality of the items sold.

Our Products

We sell, at retail, a variety of organic and eco-friendly baby products including:

●	infant and toddler clothing,

●	toys,

●	towels,

●	wash clothes,

●	bibs,

●	disposable products,

●	skin care products,

●	blankets,

●	baby wraps and slings,

●	wet bags, and

●	other accessories.

We maintain over 500 items in our supply chain and periodically review, add and drop products based upon the demand in the marketplace and product availability.

We have never experienced any significant difficulty in obtaining quality merchandise in adequate volumes and at suitable prices.

We currently secure our merchandise mostly on a purchase order basis from various wholesale suppliers with whom we have established relationships. We plan to maintain and foster such relationships and to establish and foster new relationships with additional wholesale suppliers. We expect to meet new suppliers through word of mouth introductions, trade shows, and through searches on the internet.

Payments are generally made to suppliers by credit card and, if possible, drop shipped per our request to customers who themselves have provided us their credit card information. In this way, we are trying to limit the amount of inventory we need to carry.

We currently work with approximately 30 different suppliers. We do not believe that any individual supplier is material to our business, since there are a number of alternative suppliers available to supply products to us.

Distribution Methods

We sell directly over the internet though our websites. We also sell products to Jubilee, which is a Hong Kong based distributor of baby and toddler products, that sells our products to their customers in the Hong Kong market.

Our margins are higher when we sell our products directly through our website than when we sell them to Jubilee because we are required to give Jubilee an approximate 30% discount off the retail price we charge to customers who purchase our products through our website. This discount is given in order to give more incentive to Jubilee to sell our products. This approximate 30% discount to Jubilee may increase in future periods if our sales volume to Jubilee increases.

We may develop relationships with distributors in the U.S. and in Hong Kong that will help us increase our domestic and international sales.

Intellectual Property

We own our domain names organictreehouse.net and mynaturalbabyboutique.com but do not have any trademarks or tradenames or any other significant intellectual property.

Regulation

We are subject to a number of foreign and domestic laws and regulations that affect companies conducting business on the internet generally, which include laws and regulations relating to user privacy, freedom of expression, content, advertising, information security and intellectual property rights.

A range of other laws could also have an impact on our business. For example, the Digital Millennium Copyright Act has provisions that limit, but do not necessarily eliminate, our liability for listing, linking or hosting third-party content that includes materials that infringe copyrights. In the area of data protection, some states have passed laws requiring notification to users when there is a security breach for personal data, such as California’s Information Practices Act. Any failure on our part to comply with these laws may subject us to liability.

In Hong Kong, there is import and export custom laws but they do not have an impact on our business as they do not prohibit us from shipping our merchandise to Hong Kong. The Hong Kong Import and Export declaration charges are not significant, the first $5,900 shipped to Hong Kong from the United States (Hong Kong dollars $46,000) we are required to pay $0.06 (Hong Kong dollars of $0.5) and for each additional $128 (Hong Kong dollars $1,000) or less, payment of $0.03 (Hong Kong dollars $0.25).

Employees

We currently have two officers, our President, Sophia Movshina, and our Vice President of Sales, Suk Kwan Lai. Neither of our officers are compensated for the services that they provide at this time, but may be compensated in the future.

ITEM 1A.       RISK FACTORS.

An investment in our common stock involves a high degree of risk. You should carefully consider the risks described below, together with all of the other information included in this prospectus, before making an investment decision.  If any of the following risks actually occurs, our business, financial condition or results of operations could suffer.  In that case, the trading price of our common stock could decline, and you may lose all or part of your investment.

RISKS RELATED TO OUR BUSINESS

We do not have sufficient working capital to meet our cash requirements for the next 12 months and we are not certain that we will be able to secure the financing we need to meet those requirements. If we do not obtain the financing we need to satisfy our financial requirements, we may have to wind down our business and you may lose your entire investment.

As of December 31, 2012, we had $17,007 of working capital. We intend to meet our ongoing cash requirements of approximately $60,000 for the next 12 months by utilizing existing working capital and by raising the shortfall through a combination of equity and debt financing from our principal stockholder and other investors if we are able to identify other investors willing to purchase our securities or loan funds to us.  We may not be able to secure financing from other investors and our principal stockholder has not committed to provide any additional financing to us.   If financing is available, it may involve issuing securities which could be dilutive to holders of our capital stock. If we do not raise additional capital from conventional sources, such as our existing or new investors or commercial banks, it is likely that our growth will be restricted and we may be forced to scale back or curtail implementing our business plan and our business may fail and you may lose your entire investment.

Our relationship with Jubilee accounts for almost 99% of our sales and if this relationship deteriorates in any way, our ability to generate revenues consistent with past revenue trends may be severely hampered.

We currently generate approximately 99% of our net sales from Jubilee.  Jubilee resells our products in Hong Kong.  Jubilee is not contractually obligated to purchase any minimum amount of products from us and can discontinue buying products from us or selling our products at any time. There will no longer be any consignment inventory sales to Jubilee and all future sales, if any, will be outright sales to Jubilee. It is likely that our competitors will pursue a relationship with Jubilee and threaten our business relationship with Jubilee.  In fact, we currently have very low profit margins on sales made to Jubilee because of intense competition.  If we fail to maintain this relationship, our sales will be significantly diminished.  Any change in the terms of our sales to Jubilee could have a material impact on our financial position and results of operations. Furthermore, to the extent Jubilee’s overall business or market share decreases, or does not increase as anticipated, we may be adversely impacted.

The loss of Suk Kwan Lai as our Vice President of Sales may result in the loss of our business relationship with Jubilee and drastically reduce our overall sales.

Our President does not have any business relationship with Jubilee outside of our sales to Jubilee.  Our Vice President of Sales is the only person within our Company that has a relationship with Jubilee.  Our Vice President of Sales identified Jubilee as a re-seller of our products and has been solely responsible for maintaining our relationship with Jubilee given his physical proximity to Jubilee.  Our Vice President of Sales is physically located in Hong Kong and has been responsible for maintaining our relationship with Jubilee and facilitating responses to sales inquiries, sales returns and sales orders.  The loss of our Vice President of Sales could adversely affect our business relationship with Jubilee, which would drastically reduce our overall sales since Jubilee presently accounts for approximately 99% of our net sales.

If we do not attract customers to our website on a cost-effective basis, we will not make a profit, which ultimately will result in a cessation of operations.

Our success depends on our ability to attract retail customers to our website on a cost-effective basis, or where we are able to attract customers to our website in order for us to generate more revenue and that revenue exceeds our total product and selling costs. These selling costs include marketing expenses incurred to attract more customers to our website to buy our products. Our strategy to attract customers to our website, may include viral marketing, the practice of generating "buzz" among Internet users in our products through placing advertisements and offering giveaways on various highly rated baby weblogs or "blogs", online journals that are updated frequently and available to the public, postings on online communities such as Facebook, MySpace, Yahoo!(R) Groups and amateur websites such as YouTube.com, and other methods of getting Internet users to refer others to our website by e-mail or word of mouth; search engine optimization, marketing our website via search engines by purchasing sponsored placement in search results; and entering into affiliate marketing relationships with website providers to increase our access to Internet consumers. We expect to rely on word of mouth marketing as the primary source of traffic to our website, with search engine optimization and affiliate marketing as secondary sources. Our marketing strategy may not be enough to attract sufficient traffic to our website. If we do not attract customers to our website on a cost-effective basis, we will not make a profit, which ultimately will result in a cessation of operations. Additional marketing efforts include participating in promotional events run through Groupon, Bitsy Bug and similar programs, however sufficient additional purchase volume by each individual customer redeeming the coupons is required in order to generate profit.

We have a limited operating history and face many of the risks and difficulties frequently encountered by a development stage company.

There can be no assurance that our management will be successful in completing our business plan of selling our products through our internet websites, implementing the corporate infrastructure to support operations at the levels called for by our business plan and we may not be able to generate sufficient revenues to meet our expenses or to achieve or maintain profitability in the future.

We are currently a development stage company, and to date, our development efforts have been focused primarily on the development of our relationship with Jubilee, our sole distributor.  Our business model is to develop a market for our products and become a web-based retailer of organic baby products. We have limited operating history for investors to evaluate the potential of our business development. Planned principal operations have commenced, but there has been no significant revenue from our retail internet business model.

In addition, we have only recognized limited revenue from December 8, 2010 (inception) through December 31, 2012, and have operated at a loss during this period. Specifically, for the period from inception date-December 8, 2010 through December 31, 2012 we had $240,844 in cumulative revenue (approximately $235,735 of which was sold to Jubilee).  In addition, total cumulative expenses for the same period totaled $305,936 resulting in a cumulative net loss to date from inception date-December 8, 2010 through December 31, 2012 of $65,092.

We face a competitive retail environment and changing economic conditions that may adversely affect consumer demand and spending, and as a result, adversely affect our financial condition.

Historically, eco-friendly and organic infant and toddler products have been subject to cyclical variations in the general economy and to uncertainty regarding future economic prospects. Such uncertainty, as well as other variations in global economic conditions such as consumer confidence, rising fuel costs and slowing housing starts, may cause inconsistent and unpredictable consumer spending habits. Many industry analysts believe organic infant and toddler products business segment is a very difficult business segment to operate in successfully. Should consumer demand for our products be at low levels for an extended period of time, it will be difficult to achieve our financial goals and plans.

Because our auditors have issued a going concern opinion, there is substantial uncertainty we will continue operations in which case you could lose your investment.

Our auditors have issued a going concern opinion in their report on our financial statements for the fiscal years ended December 31, 2012 and 2011. This means that there is substantial doubt that we can continue as an ongoing business for the next 12 months. The financial statements do not include any adjustments that might result from the uncertainty about our ability to continue in business. As such we may have to cease operations and you could lose your entire investment.

From December 8, 2010 (inception) to December 31, 2012, we generated $240,844 in cumulative revenues and have incurred a cumulative net loss during that same period of $65,092. We expect to generate losses into the future. There is no assurance our future operations will result in any profit. If we cannot generate sufficient revenues to operate profitably, we will cease operations and you will lose your investment. If our business operations expand and our operating expenses increase, our profit margins may decrease and we may not be able to develop into a profitable business in the future.

Our ability to achieve and maintain profitability and positive cash flow is dependent upon:

●	our ability to develop and continually update our website;

●	our ability to procure and maintain on commercially reasonable terms relationships with third parties from whom we acquire inventory;

●	our ability to identify and pursue mediums through which we will be able to market our products;

●	our ability to attract new customers to our website who are interested in purchasing our products; and

●	our ability to keep manage our costs and maintain low overhead.

Based upon current plans of developing a market for our products and to sell our products through our websites, we expect to incur operating losses in future periods because we will continue to be in the development stage and will be incurring expenses and not generating significant revenues.  We cannot guarantee that we will be successful in generating significant revenues in the future. Failure to generate revenues which are greater than our expenses will result in the loss of all or a portion of your investment.

Changing consumer preferences will require periodic new product introduction. If we are unable to continually satisfy new consumer preferences, we may not generate any material level of revenues.

As a result of changing consumer preferences, many Internet websites are successfully marketed for a limited period of time. Even if our products become popular, there can be no assurance that any of our products will continue to be popular for a sustained period of time. Our success will be dependent upon our ability to introduce new and improved product lines. Our failure to introduce new product lines and to achieve and sustain market acceptance could result in us being unable to continually meet consumer preferences and generate any material level of revenues.

Our success depends on the continuing efforts of the members of our senior management and the loss of their services could result in a disruption of operations which could result in reduced revenues.

We have no employees and our future success depends heavily upon the continuing services of the members of our senior management team, in particular, our President and principal shareholder Sophia Movshina, and our Vice President of Sales, Suk Kwan Lai. If one or both of these people are unable or unwilling to continue in their present positions, we may not be able to replace them easily or at all, and our business may be disrupted and our financial condition and results of operations may be materially and adversely affected.  We do not currently maintain key person insurance on either member of our senior management team. The loss of the services of either of them could result in a disruption of operations which could result in reduced revenues.

No member of our management team has experience operating an internet based business or a business engaged in the sale of eco-friendly and organic children’s clothing and related products.  This lack of experience could result in our failure to grow and become profitable.

The lack of experience of our management team in operating a business like ours could result in our management team making costly operational and other errors.  Furthermore, since no member of our management team has worked in the eco-friendly and organic children’s clothing market, they do not have a network of contacts in that industry that someone with experience would have developed over time.  Our failure to have a network of contacts may make it more difficult for us to accomplish our goals and find the resources we need to succeed.

Because our President owns more than 50% of our outstanding shares, she controls our Company and is able to designate our directors and officers and control all major decisions and corporate actions and so long as our President retains ownership of a majority of our outstanding common stock you will not be able to elect any directors or have a meaningful say in any major decisions or corporate actions which could decrease the price and marketability of our shares.

Our President and director owns 4,000,000 shares of our common stock constituting approximately 79% of our outstanding common stock. As a result our President is able to elect all of our directors, appoint all of our officers, control the shareholder vote on any major decision or corporate action and control our operations.  Our President can unilaterally decide major corporate actions such as mergers, acquisitions, future securities offerings, amendments to our charter and bylaws and other significant corporate events.   Our President’s unilateral control over us could decrease the price and marketability of our shares.

Interruption or failure of our information technology and communications systems could impair our ability to effectively provide our products, which could damage our reputation and harm our operating results.

Our ability to provide our products depends on the continuing operation of our information technology and communications systems. Any damage to or failure of our systems could interrupt our service. Service interruptions could reduce our revenues and profits, and damage our name if our system is perceived to be unreliable. Our systems are vulnerable to damage or interruption as a result of terrorist attacks, war, earthquakes, floods, fires, power loss, telecommunications failures, computer viruses, interruptions in access to our websites through the use of “denial of service” or similar attacks, hacking or other attempts to harm our systems, and similar events. Some of our systems are not fully redundant, and our disaster recovery planning does not account for all possible scenarios. The occurrence of a natural disaster or a closure of an internet data center by a third-party provider without adequate notice could result in lengthy service interruptions. Interruption or failure of our information technology and communications systems could impair our ability to effectively provide our products, which could damage our reputation and harm our operating results.

If our website contains undetected errors, we could lose the confidence of users, resulting in loss of customers and a reduction of revenue.

Our websites could contain undetected errors or “bugs” that could adversely affect the ability of our customers to order products through our website. The occurrence of errors may cause us to lose market share, damage our reputation and brand name, and reduce our revenues.

If the security measures that we use to protect our user’s personal information such as credit card numbers are ineffective, our customers may lose their confidence in our websites and stop visiting it. This may result in a reduction in revenues and increase our operating expenses, which would prevent us from achieving profitability.

We use www.secure.goemerchant.com for our website security. Any breach in our website security could expose us to a risk of loss or litigation and possible liability. We anticipate that we will rely on encryption and authentication technology licensed from third parties to provide secure transmission of confidential information. As a result of advances in computer capabilities, new discoveries in the field of cryptography or other developments, a compromise or breach of our security precautions may occur. A compromise in our proposed security could severely harm our business. A party who is able to circumvent our proposed security measures could misappropriate proprietary information, including customer credit card information, or cause interruptions in the operation of our website. We may be required to spend significant funds and other resources to protect against the threat of security breaches or to alleviate problems caused by these breaches. However, protection may not be available at a reasonable price, or at all. Concerns regarding the security of e-commerce and the privacy of users may also inhibit the growth of the Internet as a means of conducting commercial transactions. This may result in a reduction in revenues and increase our operating expenses, which would prevent us from achieving profitability.

RISKS RELATED TO THE OWNERSHIP OF OUR STOCK

The market price of our stock may be affected by low volume.

Although our common stock is traded on the over-the-counter bulletin board, the trading volume of our common stock has generally been very low. Limited trading volume will subject our shares of common stock to greater price volatility and may make it difficult for our stockholders to sell their shares of common stock at a price that is attractive to them.

We will likely conduct offerings of our equity securities in the future, in which case your proportionate interest will be diluted.

We completed a private placement offering of 1,080,000 shares of our common stock at a price of $0.05 per share to investors on April 18, 2012. Since our inception, we have relied on the proceeds of that private placement offering and stock sales to our principal stockholder and loans from our principal stockholder to fund our operations. We will likely be required to undertake additional equity offerings in the future to finance our current business. If common stock is issued in return for additional funds, the price per share could be lower than that paid by our current stockholders. We anticipate continuing to rely on equity sales of our common stock in order to fund our business operations. If we issue additional stock, your percentage interest in us will be diluted.

Penny stock regulations under U.S. federal securities laws may adversely affect the ability of investors to resell their shares.

We anticipate that our common stock will be subject to the penny stock rules under the Securities Exchange Act of 1934. These rules regulate broker-dealer practices for transactions in “penny stocks.” Penny stocks are generally equity securities with a price of less than $5.00 per share. The penny stock rules require broker-dealers that derive more than five percent of their customer transaction revenues from transactions in penny stocks to deliver a standardized risk disclosure document that provides information about penny stocks, and the nature and level of risks in the penny stock market, to any non-institutional customer to whom the broker-dealer recommends a penny stock transaction. The broker-dealer must also provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations and the broker-dealer and salesperson compensation information must be given to the customer orally or in writing prior to completing the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that prior to a transaction, the broker and/or dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. The transaction costs associated with penny stocks are high, reducing the number of broker-dealers who may be willing to engage in the trading of our shares. These additional penny stock disclosure requirements are burdensome and may reduce all the trading activity in the market for our common stock. As long as the common stock is subject to the penny stock rules, holders of our common stock may find it more difficult to sell their shares.

Reporting requirements under the Exchange Act and compliance with the Sarbanes-Oxley Act of 2002, including establishing and maintaining acceptable internal controls over financial reporting, are costly.

We presently do not have a business that produces significant revenues, however, the rules and regulations pursuant to the Exchange Act require a public company to provide periodic reports which will require that we engage legal, accounting and auditing services. The engagement of such services can be costly and we are likely to incur losses which may adversely affect our ability to continue as a going concern. Additionally, the Sarbanes-Oxley Act of 2002 will require that our Company establish and maintain adequate internal controls and procedures over financial reporting. The costs of complying with the Sarbanes-Oxley Act of 2002 and the limited time that management will devote to our Company may make it difficult for us to establish and maintain adequate internal controls over financial reporting. In the event that we fail to maintain an effective system of internal controls or discover material weaknesses in our internal controls, we may not be able to produce reliable financial reports or prevent fraud, which may harm our financial condition and result in loss of investor confidence and a decline in our share price.

We do not intend to pay dividends and there will be less ways in which you can make a gain on any investment in us.

We have never paid any cash or stock dividends and currently do not intend to pay any dividends for the foreseeable future. To the extent that we require additional funding currently not provided for in our financing plan, our funding sources may prohibit the payment of a dividend. Because we do not intend to declare dividends, any gain on an investment in us will need to come through appreciation of the stock’s price. There will be less ways in which you can make a gain on any investment in us.

ITEM 1B.        UNRESOLVED STAFF COMMENTS.

Not Applicable.

ITEM 2.           PROPERTIES.

Our principal office is located at 120 Somerset Drive, Suffern NY. We use these premises rent free. The premises are owned by our President, Sophia Movshina. We do not have any written agreement with Ms. Movshina regarding our use of the premises and Ms. Movshina may require us to vacate these premises at any time. Currently, this location serves as the administrative office for us. We believe that the rent-free space will be sufficient for our needs for at least the next 12 months, or until such time where company growth necessitates the need to find larger office space.

ITEM 3.           LEGAL PROCEEDINGS.

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings or claims that will have a material adverse effect on our business, financial condition or operating results.

ITEM 4.           MINE SAFETY DISCLOSURES

Not Applicable

 PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our Common Stock is quoted under the symbol “ORGL” on the OTCBB but had not been traded in the OTCBB except on a limited and sporadic basis. The CUSIP number is 68620H 109.

The following table sets forth, for the periods indicated, the high and low closing prices of our Common Stock. These prices reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

Closing Bid Prices (1)
	High	Low
Year Ended December 31, 2012
1st Quarter	N/A	N/A
2nd Quarter	N/A	N/A
3rd Quarter	N/A	N/A
4th Quarter	$0.10	$0.10
Year Ended December 31, 2011
1st Quarter	N/A	N/A
2nd Quarter	N/A	N/A
3rd Quarter	N/A	N/A
4th Quarter	N/A	N/A

(1) The above table sets forth the range of high and low closing bid prices per share of our Common Stock as reported by www.otcbb.com for the periods indicated.

Approximate Number of Holders of Our Common Stock

As of January 28, 2012, there were 38 stockholders of record of our common stock, as reported by our transfer agent. In computing the number of holders of record, each broker-dealer and clearing corporation holding shares on behalf of its customers is counted as a single stockholder.

Dividends

We have never declared dividends or paid cash dividends. Our board of directors will make any future decisions regarding dividends. We currently intend to retain and use any future earnings for the development and expansion of our business and do not anticipate paying any cash dividends in the near future. Our board of directors has complete discretion on whether to pay dividends. Even if our board of directors decides to pay dividends, the form, frequency and amount will depend upon our future operations and earnings, capital requirements and surplus, general financial condition, contractual restrictions and other factors that the board of directors may deem relevant

Securities Authorized for Issuance Under Equity Compensation Plans

We do not have in effect any compensation plans under which our equity securities are authorized for issuance and we do not have any outstanding stock options.

Transfer Agent and Registrar

Our independent stock transfer agent is Integrity Stock Transfer, 3265 East Warm Springs Road, Las Vegas, NV 89120. Their phone number is (702) 317-7757.

Recent Sales of Unregistered Securities

We have not sold any equity securities during the fiscal year ended December 31, 2012 that were not previously disclosed in a quarterly report on Form 10-Q or a current report on Form 8-K that was filed during the 2012 fiscal year.

Purchases of Equity Securities

No repurchases of our common stock were made during the fourth quarter of 2012.

ITEM 6.           SELECTED FINANCIAL DATA.

Not Applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following management’s discussion and analysis should be read in conjunction with our financial statements and the notes thereto and the other financial information appearing elsewhere in this report. In addition to historical information, the following discussion contains certain forward-looking information. See “Special Note Regarding Forward Looking Statements” above for certain information concerning those forward looking statements.

Overview

We sell new organic clothing and other eco-friendly products for infants and toddlers.  We focus on clothing made with organically grown fibers, skin products and other infant products made with organic ingredients.  We obtain these products from our suppliers who drop ship them to our sole distributor, Jubilee Rainbow, Ltd., or Jubilee.  To a limited extent, we also sell these products directly to consumers through our website.  In the case of our limited website sales, we either sell products that are held in our inventory or our suppliers drop ship the purchased products directly to consumers of the products.  At the present time approximately 99% of our sales volume comes from Jubilee, our sole distributor.  Our business is dependent on our continuing relationship with Jubilee.  We do not have any of our own stores or outlets.  Even though almost all of our present sales are derived through the distribution of our products by Jubilee, our business plan contemplates the expansion of our direct website sales.   We have two websites, www.organictreehouse.net and www.mynaturalbabyboutique.com.

Principal Factors Affecting our Financial Performance

Our operating results are primarily affected by the following factors:

●
Our auditors have issued a going concern opinion for the period from December 8, 2010 (inception) to December 31, 2012. This means that there is substantial doubt that we can continue as an ongoing business for the next 12 months.

●	Our ability to achieve and maintain profitability and positive cash flow is dependent upon:

●	our ability to develop and continually update our website;

●	our ability to procure and maintain on commercially reasonable terms relationships with third parties from whom we acquire inventory;

●	our ability to identify and pursue mediums through which we will be able to market our products;

●	our ability to attract new customers to our website who are interested in purchasing our products; and

●	our ability to manage our costs and maintain low overhead.

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

Results of Operations for the years ended December 31, 2012 and 2011 and for the period December 8, 2010 (inception) to December 31, 2012.

Revenues

We generated revenues of $136,532 and $104,312 for the years ended December 31, 2012 and 2011, respectively. The increase in revenue in 2012 was due to sales to our major customer Jubilee, a Hong Kong based distributor of our products, which totaled $134,572 for the year ended December 31, 2012 (which is approximately 99% of our total revenue for the year ended December 31, 2012) and $101,163 for the year ended December 31, 2011. The remaining revenues in 2012 and 2011 were to U.S. based retail customers who purchased our products through our website. We have an oral agreement to charge Jubilee a fixed 15% markup on our cost of inventory, which is equal to a 13% gross profit margin on sales.

We recognize the revenue from Jubilee at the time Jubilee ships our consigned inventory from their storage facilities, at prices they negotiate with their customers, to their customers. As of December 31, 2012 there was no consigned inventory held by Jubilee.

In January 2012, we began to also sell our inventory on an outright basis to Jubilee at an orally agreed-upon price of a 15% markup of our cost to acquire and ship the inventory to them.  These outright sales are different from our inventory consignment sales in that the sales terms are FOB destination point, therefore they take title to the inventory immediately upon their receipt of the inventory in Hong Kong.  All sales to Jubilee in 2013 will be on an outright basis. The payment for outright sales is due to us within 30 days of the receipt of the inventory.

We generated cumulative revenues of $240,844 for the period from December 8, 2010 (inception) to December 31, 2012. Approximately 98% of this cumulative revenue is from Jubilee.

Cost of Sales

Our cost of sales was $121,240 and $ $91,094 for the years ended December 31, 2012 and 2011, respectively. The increase in the cost of sales for 2012 was due to our increase in revenue, resulting in an increase in inventory units sold by Jubilee to their customers in 2012. We were able to sell our merchandise to Jubilee and a limited number of retail customers through our websites in 2012 and 2011.

Our cumulative cost of sales from December 8, 2010 (inception) to December 31, 2012 was $212,334. Approximately 98% of this cumulative cost of sales is from Jubilee.

Gross Profit

We generated gross profit of $15,292 and $13,218 for the years ended December 31, 2012 and 2011, respectively.

Our cumulative gross profit from December 8, 2010 (inception) to December 31, 2012 was $28,510.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses for the years ended December 31, 2012 and 2011 were $82,203 and $5,126, respectively. These selling, general and administrative expenses consisted of charges for marketing consulting services, professional fees, website maintenance and credit card fees, bank charges, office maintenance, communication expenses, courier, postage, office supplies, and travel. The increase in these expenses were due to the increase in our marketing consulting expenses of $50,000, paid to a marketing firm in Hong Kong to market our products to more distributors in the Hong Kong market and an increase in professional fees of $26,107, which were fees related to becoming a public listed company. We may increase our general and administrative expenses if we are able to raise money through a combination of debt financing and equity financing by way of doing another private placement. We expect to continue to incur certain legal and accounting costs associated with the public reporting obligations in conjunction with becoming a public reporting company.

From December 8, 2010 (inception) to December 31, 2012, our total cumulative expenses were $87,344. These total expenses consisted of charges for marketing consulting expenses of $50,000, approximately $26,000 for professional fees and the remainder for website maintenance and credit card fees, bank charges, office maintenance, communication expenses, courier, postage, office supplies, and travel.

Other Income (Expenses)

Our other expenses for the year ended December 31, 2012 was $5,046 and $0 for the year ended December 31, 2011. This increase in other expenses was due to the increase in interest expense accrued and paid on the promissory note payable to our shareholder of $5,046.

Net (Loss) Income

Our net (loss) income for the years ended December 31, 2012 and 2011 were ($71,957) and $6,880, respectively. This increase in net loss in 2012 was due to the increase in our selling general and administrative expenses, mentioned above.

We have a cumulative net loss of $65,092 during the period from December 8, 2010 (inception) to December 31, 2012.

Impact of Potential Loss of our Major Customer Jubilee on our Liquidity

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

Liquidity and Capital Resources

As of December 31, 2012, we had cash of $14,230, total assets of $21,067 and working capital of $17,007 compared to $95,188 in cash, $155,342 in total assets and $124,964 in working capital as of December 31, 2011.

The following table provides detailed information about our net cash flow for all financial statement periods presented in this Report:

Cash Flow

			December 8, 2010 (inception) through December 31, 2012
	December 31,
	2012	2011

Net cash (used in) operating activities	$(43,958)	(22,896)	(66,869)
Net cash (used in) investing activities	$-	(5,000)	(5,000)
Net cash (used in) provided by financing activities	$(37,000)	118,099	86,099
Net cash inflow (outflow)	$(80,958)	90,203	14,230

Operating Activities

Cash used in operating activities in the year ended December 31, 2012 consisted of net loss adjusted for non-cash expense items such as amortization and an inventory valuation allowance, as well as the effect of changes in working capital. Cash used in operating activities in the year ended December 31, 2012 was $43,958, which consisted of a net loss of $71,957, adjustments for non-cash expense items totaling $1,000 of amortization, a valuation allowance for slow moving inventory of $2,837 and cash provided by working capital of $24,162. The cash provided by working capital was due to the decrease in consigned inventory being held by Jubilee of $48,332 and decrease in other inventory of $1,148. This amount was offset by cash used in working capital which consisted of decrease in accrued liabilities of $1,152 for payment of professional fees and a decrease in deferred revenue of $24,166 due to the increase in inventory sales on consignment to Jubilee.

Cash used in operating activities in the year ended December 31, 2011 consist of net income as well as the effect of changes in working capital. Cash used in operating activities in the year ended December 31, 2011 was $22,896, which consisted of a net income of $6,880 and cash used in working capital of $29,776.  Cash used in working capital was due to an increase in inventory purchases of $55,154. This amount was offset by cash provided by working capital which consisted of an increase in accrued liabilities of $1,212 for payment of professional fees and an increase in deferred revenue of $24,166 due to the increase in inventory sales on consignment to Jubilee.

Cash used in operating activities from December 8, 2010 (inception) to December 31, 2012 consisted of net loss adjusted for non-cash expense items such as amortization, as well as the effect of changes in working capital. Cumulative cash used in operating activities was $66,869, which consisted of a net loss of $65,092, adjustments for non-cash expense items totaling $1,000 of amortization and $2,837 for a valuation allowance of slow moving inventory and cash used in working capital of $5,614. The cash used in working capital consisted of an increase in inventory purchases of $5,674. This increase in cash used for working capital was offset by cash provided by working capital which consisted of an increase in accrued liabilities of $60 for professional fees.

Investing Activities

During the year ended December 31, 2012, we had no investing activities compared to $5,000 cash used in our investing activities during the year ended December 31, 2011 and for the period December 8, 2010-inception date to December 31, 2012. This payment is due to an increase in our website development costs of $5,000 in 2011.

Financing Activities

During the year ended December 31, 2012, we had net cash used in financing activities of $37,000 as compared to net cash flows provided by financing activities of $118,099 for the year ended December 31, 2011 a decrease of $155,099. This decrease in cash provided by financing activities is due to repayment of the note payable to our stockholder of $91,000, note proceeds received in 2011, and a decrease in stockholder capital contributions of $27,099. This decrease was offset by the funds raised in our private placement of our common stock in March 2012. We offered investors our common shares in a private placement dated March 1, 2012 and we sold during this period 1,080,000 common shares in this private placement of our common stock and the total sales proceeds for year ended December 31, 2012 was $54,000. We have net cash provided by financing activities of $86,099 for the period December 8, 2010 (inception) to December 31, 2012.

During the year ended December 31, 2013, our total cash requirements may exceed our cash balances. Currently, we do not have sufficient cash in our bank accounts to cover our estimated expenses for the next 12 months assuming we attempt to expand our future operations as we plan to. We anticipate meeting our future cash requirements through a combination of equity and/or debt financing.

We estimate that our expenses over the next 12 months will be approximately $60,000 as described in the table below. These estimates may change significantly depending on the nature of our future business activities and our ability to raise capital from shareholders or other sources.

Estimated
Description	expenses

Legal and accounting fees	15,000
Further development of the website	5,000
Marketing and advertising	15,000
Salaries and consulting fees	15,000
General and administrative	10,000

Total	60,000

We do not have any formal agreement with management for advancing funds to the Company and we do not believe that any other external sources of financing are available at the present time.

We intend to meet our cash requirements for the next 12 months through equity financing by way of private placements, if such equity financing becomes available. We expect that our current working capital will satisfy our present cash requirements until sometime during the second or third quarter of 2013. We currently do not have any arrangements in place to receive loans or other financing from our Chief Executive Officer or any other officer or for the completion of any further private placement financings and there is no assurance that we will be successful obtaining any such affiliate loans or in completing any further private placement financings. There is also no assurance that our Chief Executive Officer will provide financing on terms that will be acceptable to us. We may not raise sufficient funds to fully carry out our business plan.

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

Critical Accounting Policies

Our financial statements are impacted by the accounting policies used and the estimates and assumptions made by management during their preparation. A complete listing of these policies is included in Note 3 of the notes to our financial statements for years ended December 31, 2012 and 2011, and for the period since inception December 8, 2010 to December 31, 2012. We have identified below the accounting policies that are of particular importance in the presentation of our financial position, results of operations and cash flows, and which require the application of significant judgment by management.

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

Use of Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the year. Actual results could differ from those estimates.

ITEM 7A.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The full text of our audited financial statements as of December 31, 2012 and 2011 and from December 8, 2010 (inception) date to December 31, 2012 begins on page F-1 of this annual report.

ITEM 9.           CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.        CONTROLS AND PROCEDURES.

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

As required by Rule 13a-15(e), our management has carried out an evaluation, with the participation and under the supervision of Ms. Sophia Movshina, our President and Principal Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as of December 31, 2012. Based upon, and as of the date of this evaluation, Ms. Sophia Movshina, determined that our disclosure controls and procedures were effective at the reasonable assurance level.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. The Exchange Act defines internal control over financial reporting as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

●	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

●
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and;

●	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2012. In making this assessment, management used the framework set forth in the report entitled Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. Based on our assessment we determined that, as of December 31, 2012, our internal control over financial reporting is effective based on those criteria.

Changes in Internal Control Over Financial Reporting

We will regularly review our system of internal control over financial reporting and make changes to our processes and systems to improve controls and increase efficiency, while ensuring that we maintain an effective internal control environment. Changes may include such activities as implementing new and more efficient systems, consolidating activities, and migrating processes.

During the fourth quarter of fiscal year ended December 31, 2012, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to affect materially, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

We have no information to disclose that was required to be disclosed in a report on Form 8-K during fourth quarter of fiscal year 2012, that was not reported.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth the name and position of each of our current executive officers and directors.

Name	Age	Position
Sophia Movshina	72	President, Secretary, Treasurer, and Director
Suk Kwan Lai	32	Vice President Sales

Sophia Movshina, President, Secretary, Treasurer, and Director

Ms. Movshina  has served as our President, Secretary, Treasurer, and Director since December 8, 2010 (inception).  Ms. Movshina is also our Principal Executive Officer and Principal Financial and Accounting Officer.  Prior to joining us, from November 1988 to November 2010 Ms. Movshina was a senior computer analyst in charge of a large payroll system used by the NYC Transit Authority. She held a management position and reported to senior information technology, or IT, management at the Transit Authority.  Her responsibilities included developing modifications to the payroll software by coordinating the work between the payroll software vendors and Transit IT personnel to help solve payroll processing problems, troubleshooting and fixing day-to-day payroll software problems, advising management on needed system upgrades in both software and hardware, and helping plan new systems upgrades. Ms. Movshina holds a PhD from St. Petersburg Polytechnic Institute in Economics, with emphasis on Marketing and Entrepreneurship. Due to her management experience and experience working with computer software and computer hardware, she was appointed the director of our company.

Suk Kwan Lai, Vice President of Sales

Suk Kwan Lai was appointed as our Vice President Sales on May 1, 2011 after helping us obtain our major customer, Jubilee. Ms. Lai graduated from the Hong Kong Institute of Vocational Education of Diploma in Fashion & Clothing Designs in 2001. For the past 6 years, she worked with Sunward Designs Ltd and Frontline Ltd form Assistance Merchandiser to Merchandiser which is concentrated in adults and kids garments exported to Europe and US markets. She has more than 7 years of experience in marketing adult and kid garments working closely with small retail businesses in Hong Kong. She works part-time for us and is responsible for the marketing and promotion of our organic baby products in the Hong Kong market. Ms. Lai will focus on enhancing our distribution networks in Hong Kong. Ms. Lai resides in Hong Kong full time.

Directors are elected until their successors are duly elected and qualified.

Family Relationships

None of our officers or director have any familial relationship.

Involvement in Certain Legal Proceedings

None of our directors or executive officers has, during the past ten years:

●	been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

●
had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;

●
been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;

●
been found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

●
been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

●
been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Except as set forth in our discussion below in “Transactions with Related Persons, Promoters and Control Persons; Director Independence,” none of our directors, director nominees or executive officers has been involved in any transactions with us or any of our directors, executive officers, affiliates or associates which are required to be disclosed pursuant to the rules and regulations of the SEC.

Section 16(A) Beneficial Ownership Reporting Compliance

Under U.S. securities laws, directors, certain executive officers and persons holding more than 10% of our common stock must report their initial ownership of the common stock, and any changes in that ownership, to the SEC. The SEC has designated specific due dates for these reports. Based solely on our review of copies of such reports filed with the SEC by and written representations of our directors and executive offers, we believe that our directors and executive offers filed the required reports on time in 2012 fiscal year.

Code of Ethics

Our board of directors has adopted a code of business conduct and ethics that applies to all employees, officers and directors.

ITEM 11.         EXECUTIVE COMPENSATION.

Summary Compensation Table

Summary Compensation Table - Fiscal Years Ended December 31, 2012 and 2011

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to the named persons for services rendered in all capacities during the noted periods.  No other executive officers received total annual salary and bonus compensation in excess of $100,000.

SUMMARY COMPENSATION TABLE (1)

Name and Principal Position	Year	Salary ($)	Total ($)
Sophia Movshina (2)	2012 and 2011	0	0

Name and Principal Position	Year	Salary ($)	Total ($)
Suk Kwan Lai (3)	2012 and 2011	0	0

(1)
We have omitted certain columns in the summary compensation table pursuant to Item 402(a)(5) of Regulation S-K as no compensation was awarded to, earned by, or paid to any of the executive officers or directors required to be reported in that table or column in any fiscal year covered by that table.

(2)	Sophia Movshina was appointed as our sole Director on December 8, 2010 (inception) and as our President, Treasurer, and Secretary on December 8, 2010.

(3)	Suk Kwan Lai was appointed as our Vice President of Sales on May 1, 2011

Option Grants

We did not grant any options or stock appreciation rights to our named executive officers or director from December 8, 2010 (inception) to December 31, 2012. As of December 31, 2012 we did not have any stock option plans.

Management or Employment Agreements

We have not yet entered into any consulting or management agreements with any of our directors or officers.

Compensation of Directors

Our director did not receive any compensation for her services as director from our inception to the date of this prospectus. We have no formal plan for compensating our directors for their services in the future in their capacity as directors, although such directors are expected in the future to receive options to purchase shares of our common stock as awarded by our Board of Directors or by any compensation committee that may be established.

Pension, Retirement or Similar Benefit Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits to our directors or executive officers. We have no material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of the Board of Directors or a committee thereof.

Compensation Committee

We do not currently have a compensation committee of the Board of Directors or a committee performing similar functions. The Board of Directors as a whole participates in the consideration of executive officer and director compensation.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth the ownership, as of January 28, 2013, of our common stock by each of our directors, by all of our executive officers and directors as a group and by each person known to us who is the beneficial owner of more than 5% of any class of our securities. As of December 31, 2012, there were 5,080,000 shares of our common stock issued and outstanding. All persons named have sole or shared voting and investment control with respect to the shares, except as otherwise noted. The number of shares described below includes shares which the beneficial owner described has the right to acquire within 60 days of the date of this prospectus.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class (%)
Common Stock	Sophia Movshina (1)
	120 Somerset Dr,	4,000,000	79.0
	Suffern, NY 10901

Common Stock	Suk Kwan Lai (2)
	377, Tse Uk Tsuen, Kam Sheung Road, Yuen Long, NT, Hong Kong	100,000	2.0

Common Stock	Officers and directors as a group	4,100,000	81.0

(1)	Sophia Movshina is our President, Secretary, Treasurer and Director
(2)	Ms. Lai is our Vice President Sales

Changes in Control

As of December 31, 2012, we had no pension plans or compensatory plans or other arrangements which provide compensation in the event of termination of employment or a change in our control.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Certain Relationships and Related Transactions

The Company signed a promissory note of $91,000 with simple annual rate of interest equal to 6% on December 28, 2011 from our principal shareholder and President with maturity on December 31, 2014. However, the Company prepaid the principal amount of the loan of $91,000 plus accrued interest of $5,046 on December 1, 2012. The total interest expense for the year ended December 31, 2012 and 2011 were $5,046 and $0, respectively.

Other than the above debt, there are no transactions involving any director, executive officer, or any security holder who is a beneficial owner of more than 4.99% of our capital stock or any member of the immediate family of the officers, directors or such beneficial owners, or any other related persons .

Private Placement

On April 6, 2012 the Company issued a total of 1,050,000 shares of its Common Stock to 33 investors, at $0.05 per share, for total proceeds of $52,500. On April 18, 2012 the Company issued a total of 30,000 shares of its Common Stock to 3 investors, at $0.05 per share, for total proceeds of $1,500. The total proceeds raised from the private placement were $54,000.

There are no family relationships between any of the directors and officers described in the preceding disclosure.

Promoters and Certain Control Persons

Ms. Movshina is considered a founder or promoter of Organic Treehouse Ltd. as defined in Rule 405 under the Securities Act of 1933.  Ms. Movshina owns approximately 79% of our outstanding capital stock.  She received 4,000,000 shares of our common stock upon our incorporation in exchange for a payment by her to us of $4,000.   The amount paid by Ms. Movshina for the 4,000,000 shares acquired by her was determined arbitrarily by her and not based on any recognized method of valuation.  Ms. Movshina is our President, Director, Principal Accounting Officer, Treasurer and Secretary and runs the day to day operations of our business.

Director Independence

The Company is not listed on a national securities exchange or in an inter-dealer quotation system which has independent director requirements.  We have one director.  This director is not considered to be an independent director.  The definition we use to determine whether a director is independent is NASDAQ Rule 4200(a)(15).

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

Independent Auditors’ Fees

The following is a summary of the fees billed to the Company by its principal accountants for professional services rendered for the indicated periods:

	Year Ended	Year Ended
	December 31, 2012	December 31, 2011
Audit fees(1)	$4,500	$0
Audit-related fees(2)	0	0
Tax fees	0	0
All other fees	0	0
Total	$4,500	$0

(1)
“Audit Fees” consisted of the aggregate fees billed or accrued for professional services rendered for the audit of our annual financial statements and the reviews of the financial statements included in our Forms 10-Q and for any other services that were normally provided in connection with our statutory and regulatory filings or engagements.

(2)
“Audit-Related Fees” consisted of the aggregate fees billed for professional services rendered for assurance and related services that were reasonably related to the performance of the audit or review of our financial statements and were not otherwise included in Audit Fees.

Pre-Approval Policies and Procedures

Under the Sarbanes-Oxley Act of 2002, all audit and non-audit services performed by our auditors must be approved in advance by our Board to assure that such services do not impair the auditors’ independence from us. In accordance with its policies and procedures, our Board pre-approved all of the audit and non-audit service performed by EFP Rotenberg, LLP for our financial statements as of and for the year ended December 31, 2012.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Financial Statements and Schedules

The financial statements are set forth under Item 8 of this annual report on Form 10-K. Financial statement schedules have been omitted since they are either not required, not applicable, or the information is otherwise included.

Exhibit List

The following exhibits are filed as part of this report or incorporated by reference:

Exhibit No.	Description
3.1
Amended and Restated Articles of Incorporation of Organic Treehouse Ltd, or the Company [Incorporated by reference to Exhibit 3.1 to the Company’s the Company’s Registration Statement on Form S-1 filed with the Commission on April 30, 2012 under Commission File No. 333-181040]

3.2
Bylaws of the Company, as amended to date [Incorporated by reference to Exhibit 3.2 to the Company’s the Company’s Registration Statement on Form S-1 filed with the Commission on April 30, 2012 under Commission File No. 333-181040]

10.1
Subscription Agreement, between the Company and Sophia Movshina, dated December 8, 2011 [Incorporated by reference to Exhibit 10.1 to the Company’s the Company’s Registration Statement on Form S-1 filed with the  Commission on April 30, 2012 under Commission File No. 333-181040]

10.2
Form of Subscription Agreement for Private Placement [Incorporated by reference to Exhibit 10.2 to the Company’s the Company’s Registration Statement on Form S-1 filed with the Commission on April 30, 2012 under Commission File No. 333-181040]

10.3
Registration Rights Agreement [Incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1 filed with the Commission on April 30, 2012 under Commission File No. 333-181040]

10.4
Promissory Note, dated December 28, 2011, between the Company and Sophia Movshina [Incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1 filed with the Commission on April 30, 2012 under Commission File No. 333-181040]

10.5
Inventory Consignment Agreement, dated December 28, 2011, between Jubilee Rainbow Limited and the Company [Incorporated by reference to Exhibit 10.5 to the Company’s the Company’s Registration Statement on Form S-1 filed with the Commission on April 30, 2012 under Commission File No. 333-181040]

14.1*	Code of Ethics*
31*	Certifications of Principal Executive Officer and Principal Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
32*	Certification of Principal Executive Officer and Principal Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

*Filed herewith

ORGANIC TREEHOUSE LTD.
(A Development Stage Company)

INDEX TO FINANCIAL STATEMENTS

Page (s)
Report of Independent Registered Public Accounting Firm	F-2
Balance Sheets	F-3
Statements of Operations	F-4
Statements of Changes in Stockholders’ Equity	F-5
Statements of Cash Flows	F-6
Notes to Financial Statements	F-7- F-13

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Organic Treehouse, Ltd.

We have audited the accompanying balance sheets of Organic Treehouse, Ltd. as of December 31, 2012 and 2011, and the related statements of operations, changes in stockholders' equity, and cash flows for each of the years in the two-year period ended December 31, 2012 and for the period since inception (December 8, 2010) through December 31, 2012. Organic Treehouse, Ltd.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Organic Treehouse, Ltd. as of December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2012 and for the period since inception (December 8, 2010) through December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, these conditions raise substantial doubt about its ability to continue as a going concern.  The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

/s/ EFP Rotenberg, LLP

EFP Rotenberg, LLP
Rochester, New York
January 30, 2013

Organic Treehouse Ltd.
 (A Development Stage Company)
BALANCE SHEETS

	December 31,	December 31,
	2012	2011
ASSETS
Current assets:
Cash	$14,230	$95,188
Inventory-net	2,837	55,154
Total current assets	17,067	150,342

Website, net	4,000	5,000
Total assets	$21,067	$155,342

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accrued liabilities	$60	$1,212
Deferred revenue	-	24,166
Total current liabilities	60	25,378

Long term liabilities:
Note payable - stockholder	-	91,000
Total liabilities	$60	$116,378

Commitments and contingencies	-	-

Stockholders’ equity:
Common stock, $0.001 par value, 75,000,000 shares authorized;
5,080,000 shares and 4,000,000 shares issued and outstanding at December 31, 2012 and December 31, 2011	$5,080	$4,000
Additional paid-in capital	81,019	28,099
Retained earnings (deficit) accumulated during development stage	(65,092)	6,865
Total stockholders’ equity	$21,007	$38,964

Total liabilities and stockholders’ equity	$21,067	$155,342

The accompanying notes are an integral part of these financial statements.

Organic Treehouse Ltd.
 (A Development Stage Company)
STATEMENTS OF OPERATIONS

	For the	For the	December 8, 2010
	Year Ended	Year Ended	(inception) through
	December 31,	December 31,	December 31,
	2012	2011	2012

Sales	$136,532	$104,312	$240,844
Cost of sales	121,240	91,094	212,334
Gross margin	15,292	13,218	28,510

Operating Expenses:
Selling, general and administrative expenses	82,203	5,126	87,344
Net operating income (loss)	(66,911)	8,092	(58,834)

Other Income (expenses)
Interest expenses	(5,046)	-	(5,046)
Total other (expenses )	(5,046)	-	(5,046)

Net income (loss) before taxation	(71,957)	8,092	(63,880)
Income tax expense	-	1,212	1,212
Net income (loss)	$(71,957)	$6,880	$(65,092)

Income (loss) per common share:
- Basic and fully diluted	$(0.02)	$0.00

Weighted average number of shares
- Basic and fully diluted	4,761,311	4,000,000

The accompanying notes are an integral part of these financial statements.

Organic Treehouse Ltd.
 (A Development Stage Company)
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
December 8, 2010 (Inception) to December 31, 2012

				Retained
				Earnings (Deficit)
				Accumulated
			Additional	During	Total
			Paid-in	Development	Stockholders'
	Shares	Amount	Capital	Stage	equity

Issue of common stock on December 8, 2010 (inception) at par value $0.001 per share	4,000,000	$4,000	$-	$-	$4,000
Stockholder capital contribution - December 13, 2010	-	-	1,000	-	1,000
Net loss	-	-	-	(15)	(15)
Balance, December 31, 2010	4,000,000	$4,000	$1,000	$(15)	$4,985
Stockholder capital contributions - April, June and December, 2011	-	-	27,099	-	27,099
Net income	-	-	-	6,880	6,880
Balance, December 31, 2011	4,000,000	$4,000	$28,099	$6,865	$38,964
Issuance of common stock	1,080,000	1,080	52,920	-	54,000
Net loss	-	-	-	(71,957)	(71,957)
Balance, December 31, 2012	5,080,000	$5,080	$81,019	$(65,092)	$21,007

The accompanying notes are an integral part of these financial statements.

Organic Treehouse Ltd.
 (A Development Stage Company)
STATEMENTS OF CASH FLOWS

	For The Year Ended		December 8, 2010 (inception) through
	December 31,		December 31,
	2012	2011	2012
Cash flows from operating activities:
Net income (loss)	$(71,957)	6,880	(65,092)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization expenses - website	1,000	-	1,000
Inventory valuation allowance	2,837	-	2,837
Changes in Assets and Liabilities:
(Increase) decrease in inventory	49,480	(55,154)	(5,674)
Increase (decrease) in accrued liabilities	(1,152)	1,212	60
Increase (decrease) in deferred revenue	(24,166)	24,166	-
Net cash used in operating activities	(43,958)	(22,896)	(66,869)

Cash flows from investing activities:
Increase in website development costs	-	(5,000)	(5,000)

Net cash flows used in investing activities	-	(5,000)	(5,000)

Cash flows from financing activities:
Note payable – stockholder	(91,000)	91,000	-
Proceeds from the issuance of common stock	54,000	-	58,000
Stockholder capital contributions	-	27,099	28,099

Net cash flows (used in) provided by financing activities	(37,000)	118,099	86,099

Net increase (decrease) in cash	(80,958)	90,203	14,230

Cash, beginning of period	95,188	4,985	-

Cash, end of period	$14,230	95,188	14,230

Supplemental disclosures of cash flow information:
Cash paid during development stage for interest	$5,046	$-	$5,046
Cash paid during development stage for income taxes	$-	$-	$1,212

The accompanying notes are an integral part of these financial statements.

Organic Treehouse Ltd.
 (A Development Stage Company)
Notes to Financial Statements
December 31, 2012

Note 1 – Basis of presentation

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

Note 2 – Description of the Development Stage Business and Going Concern

Organic Treehouse Ltd. (the “Company”) a Nevada corporation incorporated on December 8, 2010 under the name China Green Clothing Inc, a development stage wholesale and retail distribution company planning to sell all of its products over the internet, operates in the organic infant and toddler products business market.  The Company’s organic products consist of infant and toddler clothing, toys, towels, wash clothes, bibs, disposable products, skin care, blankets, baby wraps and slings, wet bags and other accessories.   The Company changed its name on April 29, 2011 to My Natural Baby Boutique Inc. The Company changed its name from My Natural Baby Boutique Inc. to Organic Treehouse Ltd. on January 3, 2012.

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

From December 8, 2010 (inception) through December 31, 2012, the Company has generated $240,844 in cumulative revenues and has incurred a cumulative net loss during that same period of $65,092. The Company expects to continue to generate losses in the near future, due to an anticipated increase in its general and administrative expenses. Therefore there is no assurance future operations will result in any profit. If the Company cannot generate sufficient revenues to operate profitably, the Company may need to cease its operations. If the business operations expand, operating expenses will increase and the profit margins may not be able to cover this increase, and as a result the Company may not be able to develop into a profitable business in the future. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Organic Treehouse Ltd.
 (A Development Stage Company)
Notes to Financial Statements
December 31, 2012

Note 3 - Summary of Significant Accounting Policies

Fiscal Year:  The Company's fiscal year ends December 31.

Use of Estimates:  The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the balance sheets and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ materially from those estimates. There were no significant estimates at December 31, 2012 and 2011.

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

Amortization of Website: The accompanying balance sheet reflects our websites at cost less accumulated amortization.  Our websites are www.organictreehouse.net and www.mynaturalbabyboutique.com. The amortization of the website for the years ended December 31, 2012 and 2011 was $1,000 and $0, respectively.

Revenue Recognition:

Sales to consumers are recorded when goods are shipped and are reported net of allowances for estimated returns and allowances in the accompanying statements of income. Sales to the Company’s juvenile specialty distributor in Hong Kong, who holds the Company’s inventory under an inventory consignment agreement, are recorded as revenue based upon the monthly inventory usage reports received from this major customer, and are reported net of allowances for estimated returns and allowances in the accompanying statements of operations. This specialty distributor in 2012 also started buying product outright from the Company, taking title to the inventory when the goods are received by them at their destination point. The inventory usage reports show the inventory shipments made by the major customer to its customers in Hong Kong.  Allowances for returns are estimated based on historical customer return rates.  The Company has not had any product returns since inception.

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

Organic Treehouse Ltd.
 (A Development Stage Company)
Notes to Financial Statements
December 31, 2012

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

Allowances Against Accounts Receivable:  The Company’s records allowances against accounts receivable based upon contractually agreed-upon deductions for items such as customer returns.  These deductions are recorded throughout the year commensurate with sales activity and historical product returns.    All such allowances are recorded as direct offsets to sales.  The Company gives all its customers a 30 day product return policy on all sales; the allowances are reduced to reflect such payments or credits issued against the customer’s account balance.  The Company analyzes the components of the allowances for customer deductions monthly and adjusts the allowances to the appropriate levels.  There were no product returns in 2012 and 2011, therefore no sales allowance or allowance for bad debts was recorded at December 31, 2012 and 2011.

Deferred Revenue - Inventory Consignment Payments:  The Company has entered into an inventory consignment agreement with its juvenile specialty distributor in Hong Kong, Jubilee Rainbow Ltd. (“major customer”) that provides for an advance payment from this major customer of 50% of the Company’s total inventory value of the consigned inventory held by the major customer, which is generally a 15% markup on cost.  These advance payments are adjusted monthly based upon the monthly inventory usage reports received from this major customer.  These advance payments are applied against future Accounts Receivable payments due from this major customer. There was no inventory shipped to the major customer on a consignment basis in 2012. The Company recognizes revenues as earned. Amounts billed in advance of the period in which the consigned inventory to the major customer is sold is recorded as a liability under the caption “Deferred revenue”. Deferred revenue for the years ended December 31, 2012 and 2011 was $0 and $24,166, respectively.

Provision for Income Taxes: The Company’s provision for income taxes includes all currently payable federal and state taxes that are based on the Company's taxable income and the change during the fiscal year in net deferred income tax assets and liabilities.  The Company provides for deferred income taxes based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates that will be in effect when the differences are expected to reverse.  The Company’s policy is to recognize the effect that a change in enacted tax rates would have on net deferred income tax assets and liabilities in the period that the tax rates are changed. There were no deferred income tax assets and income tax liabilities at December 31, 2012 and 2011.

Management evaluates items of income, deductions and credits reported on the Company’s various federal and state income tax returns filed and recognizes the effect of positions taken on those income tax returns only if those positions are more likely than not to be sustained.  Recognized income tax positions are measured at the largest amount that has a greater than 50% likelihood of being realized.  Changes in recognition or measurement are reflected in the period in which the change in judgment occurs.  Based on its recent evaluation, the Company has concluded that there are no significant uncertain tax positions requiring recognition in the accompanying financial statements.  Tax years open to federal or state general examination or other adjustments were for the years ended 2012, 2011 and 2010.  The Company’s policy is to accrue interest expense and penalties as appropriate on any estimated unrecognized tax benefits as a charge to interest expense in the Company’s statements of operations.

Organic Treehouse Ltd.
 (A Development Stage Company)
Notes to Financial Statements
December 31, 2012

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

On a periodic basis, management reviews its inventory quantities on hand for obsolescence, physical deterioration, changes in price levels and the existence of quantities on hand which may not reasonably be expected to be sold within the Company’s normal operating cycle. A valuation allowance was provided for slow-moving inventory to write down the inventory value to its estimated market value, if necessary. As of December 31, 2012 and 2011 the Company determined a valuation allowance for slow moving inventory of $2,837 and $0, respectively, was required.

Earnings Per Share:  The Company calculates basic earnings per share by using a weighted average of the number of shares outstanding during the reporting periods.  Diluted shares outstanding are calculated in accordance with the treasury stock method, which assumes that the proceeds from the exercise of all exercisable options would be used to repurchase shares at market value.  There were no stock equivalents outstanding at December 31, 2012 and 2011. The following table sets forth the computation of basic and diluted net income per common share for the below periods:

	For The Year Ended December 31, 2012	For The Year Ended December 31 2011	December 8, 2010 (inception) through December 31 2012
Net (loss) income	$(71,957)	$6,880	$(65,092)

(Loss) income per common share:
- Basic and fully diluted	$(0.02)	$0.00

Weighted average number of shares
- Basic and fully diluted	4,761,311	4,000,000

Organic Treehouse Ltd.
 (A Development Stage Company)
Notes to Financial Statements
December 31, 2012

Advertising Costs: Advertising costs are expensed as incurred. Advertising costs for the years ended December 31, 2012 and 2011 were $129 and $1,412, respectively and these expenses are recorded under selling expenses.

Shipping and Handling Fees Charged to Customers and Reported as Revenue: Shipping and handling fees billed to customers are classified on the Statement of Operations as ‘‘Sales’’. The associated shipping and handling costs are classified in ‘‘Cost of sales’’.  Shipping and handling costs were not significant.

Gift Cards: The Company will collect the proceeds from gift cards issued and record a liability for the full amount sold. This liability will be reduced when the Company honors redemptions of the gift cards as a form of tender. As a result, the Company will maintain a liability equivalent to 100% of the proceeds from unredeemed gift cards, less estimated unredeemed gift cards. For the years ended December 31, 2012 and 2011 and from the period December 8, 2010 (inception) to December 31, 2012, there were no gift cards sales, therefore the “unredeemed gift certificates” liability was $0 at December 31, 2012 and 2011.

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

Foreign Currency Transactions: For the years ended December 31, 2012 and 2011, there are no gain and loss on foreign currency transaction as all transactions are denominated in US dollars.

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

Organic Treehouse Ltd.
 (A Development Stage Company)
Notes to Financial Statements
December 31, 2012

Note 4 – Inventory

Major classes of inventory were as follows:

	December 31,	December 31,
	2012	2011

Inventory – Finished Goods - New York	$2,837	$6,822
Inventory – Finished Goods - on Consignment – Hong Kong	-	48,332
Total finished goods inventory – net of slow moving valuation allowance	$2,837	$55,154

On December 28, 2011, the Company signed an inventory consignment agreement with its major customer whereby the major customer will hold the Company’s inventory at its facilities in Hong Kong and will market and sell the Company’s inventory to its Hong Kong customers. When the inventory is shipped to its customers, the major customer immediately takes title to the inventory shipped and the Company bills a fixed price to its major customer which is a 15% markup on the value of the consigned inventory held by the major customer prior to their shipment to their customers. There was no inventory held on consignment in Hong Kong at December 31, 2012.

The Company stores its New York inventory at a storage facility provided by the principal stockholder of the Company and no rent is charged by the principal stockholder to the Company.

Write-Down of Inventory to Its Net Realizable Value

Management conducted a thorough review of the inventory in all of its product lines. As a result, a provision for inventory losses of $2,837 was charged against operations in 2012 to write down the finished goods inventory in New York by fifty percent, to its net realizable value. This was based on the Company’s best estimates of product sales prices and customer demand patterns, and its plans to transition its products. It is at least reasonably possible that this estimate used by the Company to determine its provision for inventory losses will be materially different from the actual amounts or results. These differences could result higher than expected inventory provisions, which could have an adverse effect on the Company’s results of operations and financial condition in the near term. There was no inventory valuation allowance at December 31, 2011.

Note 5 - Notes Payable - Stockholder

On December 1, 2012, the Company repaid the shareholder loan of $91,000 plus accrued interest of $5,046. The total interest expense for the year ended December 31, 2012 and 2011 were $5,046 and $0, respectively. The stockholder is also the President, Principal Accounting Officer, Secretary and Sole Director of the Company at December 31, 2012.

Note 6- Major Customer

The table below indicates the sales from the Company’s major customer, which represents more than 10% of sales. Jubilee Rainbow Ltd. represents approximately 99% and 93% of the Company’s total revenue for the years ended December 31, 2012 and 2011, respectively. The revenue for the years ended December 31, 2012 and 2011 is as follows:

	December 31,	December 31,
	2012	2011

Jubilee Rainbow Ltd.	$134,572	$101,163

Organic Treehouse Ltd.
 (A Development Stage Company)
Notes to Financial Statements
December 31, 2012

Note 7 - Commitments -Termination of Marketing Agreement

A marketing agreement that the Company entered into with a Hong Kong marketing company, All Good Foundation Ltd. was terminated on September 30, 2012. The Company paid total marketing expenses of $50,000 and $0 for the years ended December 31, 2012 and 2011, respectively. Pursuant to the marketing agreement, the Company gave 30 days’ notice to All Good Foundation Ltd. and made final payment of $5,000 for the month of October 2012.

Note 8 – Stockholders Equity

Stock Issuance – Initial Stock Issuance

The Company’s Articles of Incorporation authorize 75,000,000 shares of $0.001 par value common stock. On December 8, 2010, the Company issued 4,000,000 shares of its Common Stock to the Company’s initial sole stockholder, at $0.001 par value per share, for total proceeds of $4,000.

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

The Company had a contractual obligation under a Registration Rights Agreement that was entered into with the investors in this private placement that requires the Company to register the shares of our common stock sold in the private placement. If the Company fails to cause the Registration Statement to be declared effective within 120 days from the date of the closing of our offering or by August 16, 2012, the Company will be in breach of our contractual obligation. The registration rights agreement does not provide for any specific liquidated damages as a result of the breach, but investors would be able to take any action available to them at law for damages or otherwise as a result of the breach. The Registration Statement was declared effective by the Securities and Exchange Commission on July 12, 2012.

SIGNATURES

In accordance with section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereto duly authorized individual.

Date: January 30, 2013

ORGANIC TREEHOUSE LTD.

By:	/s/ Sophia Movshina
Sophia Movshina President (Principal Executive Officer and Principal Accounting Officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Sophia Movshina	President and Director	January 30, 2013
Sophia Movshina	(Principal Executive Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
3.1
Amended and Restated Articles of Incorporation of Organic Treehouse Ltd, or the Company [Incorporated by reference to Exhibit 3.1 to the Company’s the Company’s Registration Statement on Form S-1 filed with the Commission on April 30, 2012 under Commission File No. 333-181040]

3.2
Bylaws of the Company, as amended to date [Incorporated by reference to Exhibit 3.2 to the Company’s the Company’s Registration Statement on Form S-1 filed with the Commission on April 30, 2012 under Commission File No. 333-181040]

10.1
Subscription Agreement, between the Company and Sophia Movshina, dated December 8, 2011 [Incorporated by reference to Exhibit 10.1 to the Company’s the Company’s Registration Statement on Form S-1 filed with the Commission on April 30, 2012 under Commission File No. 333-181040]

10.2
Form of Subscription Agreement for Private Placement [Incorporated by reference to Exhibit 10.2 to the Company’s the Company’s Registration Statement on Form S-1 filed with the Commission on April 30, 2012 under Commission File No. 333-181040]

10.3
Registration Rights Agreement [Incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1 filed with the Commission on April 30, 2012 under Commission File No. 333-181040]

10.4
Promissory Note, dated December 28, 2011, between the Company and Sophia Movshina [Incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1 filed with the Commission on April 30, 2012 under Commission File No. 333-181040]

10.5
Inventory Consignment Agreement, dated December 28, 2011, between Jubilee Rainbow Limited and the Company [Incorporated by reference to Exhibit 10.5 to the Company’s the Company’s Registration Statement on Form S-1 filed with the Commission on April 30, 2012 under Commission File No. 333-181040]

14.1*	Code of Ethics*
31*	Certifications of Principal Executive Officer and Principal Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
32*	Certification of Principal Executive Officer and Principal Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *
101.INS **	XBRL Instance Document
101.SCH **	XBRL Taxonomy Extension Schema Document
101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB **	XBRL Taxonomy Extension Label Linkbase Document
101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

*Filed herewith

**XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.