Form 10-Q
period 2013-03-31
Organic Treehouse Ltd.
filed 2013-04-08
CIK 1547716

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to

Commission File Number:  333-181040

ORGANIC TREEHOUSE LTD.
 (Exact name of registrant as specified in its charter)

Nevada	27-4198202
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

120 Somerset Drive
Suffern, NY	10901
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

As of April 1, 2013, there were 5,080,000 shares of company common stock issued and outstanding.

ORGANIC TREEHOUSE LTD.
Quarterly Report on Form 10-Q
TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Cautionary Note Regarding Forward-Looking Statements		1

Item 1.	Financial Statements (unaudited)

	Condensed Balance Sheets as of March 31, 2013 (unaudited) and December 31, 2012	2

	Condensed Statements of Operations for three months ended March 31, 2013 and 2012, and for the Period Since Inception (December 8, 2010) to March 31, 2013 (unaudited)	3

	Condensed Statements of Cash Flows for three months ended March 31, 2013 and 2012, and for the Period Since Inception (December 8, 2010) to March 31, 2013 (unaudited)	4

	Notes to Condensed Financial Statements (unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition of and Results of Operations	10

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	14

Item 4.	Controls and Procedures	14

PART II – OTHER INFORMATION
Item 1.	Legal Proceedings	15
Item 1A.	Risk Factors	15
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	15
Item 3.	Defaults Upon Senior Securities	15
Item 4.	Mine Safety Disclosures	15
Item 5.	Other Information	15
Item 6.	Exhibits	15

SIGNATURES		16

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

In addition to historical information, this Quarterly Report on Form 10-Q contains forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in such forward-looking statements. We cannot give any guarantee that the plans, intentions or expectations described in the forward looking statements will be achieved. All forward-looking statements involve significant risks and uncertainties, and actual results may differ materially from those discussed in the forward-looking statements as a result of various factors, including those factors described in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2012, that was filed with the Securities & Exchange Commission on January 30, 2013. Readers should carefully review such risk factors as well as factors described in other documents that we file from time to time with the Securities and Exchange Commission.

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

Organic Treehouse Ltd.
 (A Development Stage Company)
CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2013	2012
ASSETS	(Unaudited)
Current assets:
Cash	$272	$14,230
Inventory - net	1,356	2,837
Total current assets	1,628	17,067

Website, net	3,750	4,000
Total assets	$5,378	$21,067

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accrued liabilities	$-	$60
Total current liabilities	-	60

Stockholders’ equity:
Common stock, $0.001 par value, 75,000,000 shares authorized;
5,080,000 shares issued and outstanding at March 31, 2013 and December 31, 2012	5,080	5,080
Additional paid-in capital	81,019	81,019
Deficit accumulated during development stage	(80,721)	(65,092)
Total stockholders’ equity	5,378	21,007

Total liabilities and stockholders’ equity	$5,378	$21,067

The accompanying notes are an integral part of these condensed financial statements.

Organic Treehouse Ltd.
 (A Development Stage Company)
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

			December 8, 2010
	Three Months Ended March 31		(inception) through March 31,
	2013	2012	2013

Sales	$249	$89,741	$241,093
Cost of sales	1,481	77,792	213,815
Gross margin (loss)	(1,232)	11,949	27,278

Operating Expenses:
Selling, general and administrative expenses	14,397	20,260	101,741
Net operating loss	(15,629)	(8,311)	(74,463)

Other Income (expenses)
Interest expenses	-	-	(5,046)
Total other (expenses)	-	-	(5,046)

Net loss before taxation	(15,629)	(8,311)	(79,509)
Income tax expense	-	-	1,212
Net loss	$(15,629)	$(8,311)	$(80,721)

Loss per common share:
- Basic and fully diluted	$0.00	$0.00

Weighted average number of shares
- Basic and fully diluted	5,080,000	4,000,000

The accompanying notes are an integral part of these condensed financial statements.

Organic Treehouse Ltd.
 (A Development Stage Company)
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	For The Three Months		December 8, 2010 (inception) through
	Ended March 31,		March 31,
	2013	2012	2013
Cash flows from operating activities:
Net loss	$(15,629)	$(8,311)	$(80,721)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization expenses - website	250	250	1,250
Inventory valuation allowance	1,232	-	4,069
Changes in Assets and Liabilities:
(Increase) in accounts receivable	-	(5,363)	-
(Increase) decrease in inventory	249	8,953	(5,425)
Increase (decrease) in accrued liabilities	(60)	153	-
Increase (decrease) in deferred revenue	-	(4,125)	-
Net cash used in operating activities	(13,958)	(8,443)	(80,827)

Cash flows from investing activities:
Increase in website development costs	-	-	(5,000)

Net cash flows used in investing activities	-	-	(5,000)

Cash flows from financing activities:
Proceeds from the issuance of common stock	-	52,000	58,000
Stockholder capital contributions	-	-	28,099

Net cash flows provided by financing activities	-	52,000	86,099

Net increase (decrease) in cash	(13,958)	43,557	272

Cash, beginning of period	14,230	95,188	-

Cash, end of period	$272	$138,745	$272

Supplemental disclosures of cash flow information:
Cash paid during development stage for interest	$-	$-	$-
Cash paid during development stage for taxes	$-	$1,212	$1,212

The accompanying notes are an integral part of these condensed financial statements.

Organic Treehouse Ltd.
 (A Development Stage Company)
Notes to Condensed Financial Statements
March 31, 2013
(Unaudited)

Note 1- Basis of presentation

The accompanying unaudited condensed financial statements of the Organic Treehouse Ltd. have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, or the SEC, including the instructions to Form10-Q and Regulation S-X. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted from these statements pursuant to such rules and regulations and, accordingly, they do not include all the information and notes necessary for comprehensive financial statements and should be read in conjunction with our audited financial statements for the year ended December 31, 2012.

In the opinion of the management of the Company, all adjustments, which are of a normal recurring nature, necessary for a fair statement of the results for the three month periods have been made. Results for the interim periods presented are not necessarily indicative of the results that might be expected for the entire fiscal year. When used in these notes, the terms "Company", "we", "us" or "our" mean Organic Treehouse Ltd. included in these financial statements.

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

From the inception of the Company (December 8, 2010, date of inception) until March 31, 2013, the Company has generated $241,093 in revenues and has incurred net loss during that same period of $80,721. The Company however expects to generate losses in the near future, due to an anticipated decrease in revenue and an increase in its general and administrative expenses. Therefore there is no assurance future operations will result in any profit. If the Company cannot generate sufficient revenues to operate profitably, the Company may need to cease its operations. If the business operations expand, operating expenses will increase and the profit margins may not be able to cover this increase in operating expenses and the Company may not be able to develop into a profitable business in the future. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Fiscal Year:  The Company's fiscal year ends December 31.

Use of Estimates:  The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the balance sheets and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ materially from those estimates. There were no significant estimates for the three months ended March 31, 2013.

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

Amortization of Website: The accompanying balance sheet reflects our websites at cost less accumulated amortization.  Our websites are www.organictreehouse.net and www.mynaturalbabyboutique.com. The amortization of the website for the three months ended March 31, 2013 and 2012 was $250 and $250, respectively.

Revenue Recognition: Sales to consumers are recorded when goods are shipped and the price is fixed and determinable.  Sales are reported net of allowances for estimated returns and allowances in the accompanying statements of income.   Allowances for returns are estimated based on historical customer return rates.  The company has not had any product returns since inception.

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

Allowances Against Accounts Receivable:  The Company’s records allowances against accounts receivable based upon contractually agreed-upon deductions for items such as customer returns.  These deductions are recorded throughout the year commensurate with sales activity and historical product returns.    All such allowances are recorded as direct offsets to sales.  The Company gives all its customers a 30 day product return policy on all sales; the allowances are reduced to reflect such payments or credits issued against the customer’s account balance.  The Company analyzes the components of the allowances for customer deductions monthly and adjusts the allowances to the appropriate levels.  There were no product returns in 2012 and 2013, therefore no sales allowance or allowance for bad debts was recorded at March 31, 2013 and December 31, 2012.

Provision for Income Taxes: The Company’s provision for income taxes includes all currently payable federal and state taxes that are based on the Company's taxable income and the change during the fiscal year in net deferred income tax assets and liabilities.  The Company provides for deferred income taxes based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates that will be in effect when the differences are expected to reverse.  The Company’s policy is to recognize the effect that a change in enacted tax rates would have on net deferred income tax assets and liabilities in the period that the tax rates are changed. There were no deferred income tax assets and income tax liabilities at March 31, 2013 and December 31, 2012.

Management evaluates items of income, deductions and credits reported on the Company’s various federal and state income tax returns filed and recognizes the effect of positions taken on those income tax returns only if those positions are more likely than not to be sustained.  Recognized income tax positions are measured at the largest amount that has a greater than 50% likelihood of being realized.  Changes in recognition or measurement are reflected in the period in which the change in judgment occurs.  Based on its recent evaluation, the Company has concluded that there are no significant uncertain tax positions requiring recognition in the accompanying consolidated financial statements.  Tax years open to federal or state general examination or other adjustments were for the years ended 2012 and 2011.  The Company’s policy is to accrue interest expense and penalties as appropriate on any estimated unrecognized tax benefits as a charge to interest expense in the Company’s statements of operations.

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

Earnings Per Share:  The Company calculates basic earnings per share by using a weighted average of the number of shares outstanding during the reporting periods.  Diluted shares outstanding are calculated in accordance with the treasury stock method, which assumes that the proceeds from the exercise of all exercisable options would be used to repurchase shares at market value.  There were no stock equivalents outstanding at March 31, 2013 and December 31, 2012. The following table sets forth the computation of basic and diluted net income per common share for the below periods:

	For The Three	For The Three
	Months Ended	Months Ended
	March 31	March 31
	2013	2012

Net loss	$(15,629)	$(8,311)

Loss per common share:
- Basic and fully diluted	$(0.00)	$(0.00)

Weighted average number of shares
- Basic and fully diluted	5,080,000	4,000,000

Advertising Costs: Advertising costs are expensed as incurred. Advertising costs for the three months ended March 31, 2013 and 2012 were $0 and $92, respectively and these expenses are recorded under selling expenses.

Shipping and Handling Fees Charged to Customers and Reported as Revenue: Shipping and handling fees billed to customers are classified on the Statement of Income as ‘‘Net Sales’’. The associated shipping and handling costs are classified in ‘‘Cost of sales’’.  Shipping and handling costs were not significant.

Gift Cards: The Company will collect the proceeds from gift cards issued and record a liability for the full amount sold. This liability will be reduced when the Company honors redemptions of the gift cards as a form of tender. As a result, the Company will maintain a liability equivalent to 100% of the proceeds from unredeemed gift cards, less estimated unredeemed gift cards. For the three months ended March 31, 2013 and March 31, 2012 and from the period December 8, 2010 (date of inception) to March 31, 2012, there were no gift cards sales, therefore the “unredeemed gift certificates” liability was $0 at March 31, 2013 and December 31, 2012.

In recognizing the unredeemed gift card income above, the Company considered the guidance under ASC 405-20-40, Liabilities - Extinguishments of Liabilities - Derecognition paragraph 40-1 that states “A debtor shall derecognize a liability if and only if it has been extinguished. A liability under this standard has been extinguished if either of the following conditions is met: (a) the debtor pays the creditor and is relieved of its obligation for the liability or (b) the debtor is legally released from being the primary obligor under the liability either judicially or by the creditor.” The recognition of unredeemed gift card income is not expected to be material in future reporting periods. If we have future sales of gift cards, we will review historical gift card redemption information at each reporting period to assess the continued appropriateness of the gift card breakage rates and pattern of redemption.

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

Foreign Currency Transactions: For the three months ended March 31, 2013 and 2012, there are no gain and loss on foreign currency transaction as all transactions are denominated in US dollars.

Recently-Issued Accounting Standards: Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

 Note 4 - Inventory

Major classes of inventory were as follows:	March 31,	December 31,
	2013	2012

Inventory - Finished Goods - New York	$1,356	$2,837

The Company stores its New York inventory at a storage facility provided by the principal stockholder of the Company and no rent is charged by the principal stockholder to the Company.

Write-Down of Inventory to Its Net Realizable Value

Management conducted a thorough review of the inventory in all of its product lines. As a result, a provision for inventory losses of $1,232 was charged against operations for the three months ended March 31, 2013 to write down the remaining finished goods inventory in New York by seventy five percent, to its estimated net realizable value. An initial provision for inventory losses of $2,837 was charged against operations for the year ended December 31, 2012. Some if this reserved inventory on hand at December 31, 2012 was sold during the three months ended March 31, 2013. This reserve was based on the Company’s best estimates of product sales prices and customer demand patterns, and its plans to transition its products. It is at least reasonably possible that this estimate used by the Company to determine its provision for inventory losses will be materially different from the actual amounts or results. These differences could result higher than expected inventory provisions, which could have an adverse effect on the Company’s results of operations and financial condition in the near term. The inventory valuation allowances at March 31, 2013 and December 31, 2012, were $4,069 and $2,837, respectively.

Note 5 - Major Customer

The table below indicates the sales from the Company’s major customer, which represents more than 10% of sales. Jubilee Rainbow Ltd. represents approximately 99% of the company’s total revenue for the three months ended March, 2012. Jubilee may not be a major customer in 2013. The revenue for the three months ended March 31, 2013 and 2012 is as follows:

	March 31,	March 31,
	2013	2012

Jubilee Rainbow Ltd.	$-	$88,479

Note 6 - Stockholders’ Equity

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

Item 2. Management’s Discussion and Analysis of Financial Conditions of Operations.

The following discussion and analysis of financial condition and results of operations relates to the operations and financial condition reported in our unaudited condensed financial statements for the three months ended March 31, 2013 and 2012, and should be read in conjunction with such financial statements and related notes included in this report. Those statements in the following discussion that are not historical in nature should be considered to be forward looking statements that are inherently uncertain. Actual results and the timing of the events may differ materially from those contained in these forward looking statements due to a number of factors, including those discussed in the “Cautionary Note on Forward Looking Statements” set forth elsewhere in this Report.

Overview

We sell new organic clothing and other eco-friendly products for infants and toddlers. We focus on clothing made with organically grown fibers, skin products and other infant products made with organic ingredients. We sell these products directly to consumers through our website. In the case of our limited website sales, we either sell products that are held in our inventory or our suppliers drop ship the purchased products directly to consumers of the products.  Our business is still dependent on our continuing relationship with Jubilee. Jubilee did not order any merchandise from us for the three months ended March 31, 2013.  As of this date, we are uncertain as to whether they will order from us in the future, therefore we are uncertain as to whether we can generate future revenue as of this date. We do not have any of our own stores or outlets. Our business plan contemplates the expansion of our direct website sales. We have two websites, www.organictreehouse.net and www.mynaturalbabyboutique.com. Our sales through our websites to date have been minimal (approximately $5,600 total from December 8, 2010 –inception date to March 31, 2013). We expect that ultimately the success of our company will come from our ability to develop a market for our products and to sell our products through our websites. We are devoting substantially all of our efforts to establish a market for our products to generate revenue from our websites and therefore we are a development stage company.

Principal Factors Affecting our Financial Performance

Our operating results are primarily affected by the following factors:

Our auditors have issued a going concern opinion for the period from December 8, 2010 (Inception) to March 31, 2013. This means that there is substantial doubt that we can continue as an ongoing business for the next 12 months.

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

Results of Operations for the three months ended March 31, 2013 and March 31, 2012and from the period December 8, 2010 (inception date) to March 31, 2013

Revenues

We generated revenues of $249 for the three months ended March 31, 2013 and $89,741 for the same period in 2012. The decrease in revenue is due to Jubilee not ordering any merchandise from us for the three month period ended March 31, 2013.

We generated total revenue of $241,093 for the period from our inception on December 8, 2010 to March 31, 2013, with approximately 97% of this revenue coming from our major customer, Jubilee.

Cost of Sales

Our cost of sales was $1,481 for the three months ended March 31, 2013 and $77,792 for the same period in 2012. The decrease in the cost of sales for 2013 was due to our decrease in revenue from Jubilee in 2013.  This decrease was offset by an increase in our valuation for slow-moving inventory of $1,232 for the three months ended March 31, 2013.

Our cost of sales from December 8, 2010 (our inception) to March 31, 2013 was $213,815.

Gross Profit (Loss)

We generated gross profit (loss) of ($1,232) for the three months ended March 31, 2013 and $11,949 for the same period in 2012.

Our gross profit from December 8, 2010 (inception) to March 31, 2013 was $27,278.

Selling General and Administrative Expenses

Our selling, general and administrative expenses for the three months ended March 31, 2013 and for the same period in 2012 were $14,397 and $20,260, respectively. These selling, general and administrative expenses consisted of charges for marketing consulting services, professional fees incurred for being a public company, website maintenance, credit card fees, bank charges, office maintenance, communication expenses, courier, postage, office supplies, and travel. The decrease is primarily due to the decrease in marketing expenses.

From December 8, 2010 (inception) to March 31, 2013, our total expenses were $101,741.

Other Income (Expenses)

Our other expenses for the three months ended March 31, 2013 were $0 and $0 for the same period in 2012.

Net Loss

Our net loss for the three months ended March 31, 2013 was $15,629 and $8,311 for the same period in 2012. This increase in net loss in 2013 was due to our decrease in revenue and our inability to decrease our selling, general and administrative expenses to offset our decrease in revenue.

We have a net loss of $80,721 during the period December 8, 2010 (inception) to March 31, 2013.

Impact of Potential Loss of our Major Customer Jubilee on our Company’s Liquidity

Jubilee’s operations of selling our organic baby products to their customers in Hong Kong in 2012 constituted approximately 99% of our total revenue. Jubilee did not order merchandise from us for the three month period March 31, 2013 and we are uncertain as to whether they will continue to order from us in the future.  This loss of revenue had a negative impact on our liquidity at March 31, 2013 and will continue to have a negative impact on liquidity in future reporting periods if we do not receive orders from Jubilee or other customers. It is uncertain how long Jubilee will continue to order products from us as we do not have any assurances from them as to how long they will continue ordering products from us. We do not have an exclusive agreement with them for selling our type of products to their customers.

In the event that the Company is not able to retain Jubilee as a customer or obtain new customers, we will incur increased operating losses and we will need to raise additional capital to maintain our current operations. We presently are seeking to increase our web-based sales by attracting new customers to our websites. We are not presently negotiating any agreements with any new customers.

Liquidity and Capital Resources

As of March 31, 2013, we had cash of $272, total assets of $5,378 and working capital of $1,628 compared to $14,230 in cash, $21,067 in total assets and $17,007 in working capital as of December 31, 2012.

The following table provides detailed information about our net cash flow for all financial statement periods presented in this Report:

Cash Flow

			December 8, 2010
	March 31,		(inception) through
	2013	2012	March 31, 2012

Net cash (used in) operating activities	$(13,958)	(8,443)	(80,827)
Net cash (used in) investing activities	$-	-	(5,000)
Net cash provided by financing activities	$-	52,000	86,099
Net cash inflow (outflow)	$(13,958)	43,557	272

Operating Activities

Cash used in operating activities in the three months ended March 31, 2013 consisted of net loss adjusted for non-cash expense items such as amortization, as well as the effect of changes in working capital. Cash used in operating activities in the three months ended March 31, 2013 was $13,958, which consisted of a net loss of $15,629, adjustments for non-cash expense items totaling $250 of amortization, a valuation allowance for slow moving inventory of $1,232 and cash provided by working capital of $189. The cash provided by working capital was due to the decrease in inventory of $249. This amount was offset by cash used in working capital which consisted of decrease in accrued liabilities of $60 for payment of professional fees.

Cash used in operating activities in the three months ended March 31, 2012 consisted of net loss as well as the effect of changes in working capital. Cash used in operating activities in the three months ended March 31, 2012 was $8,443, which consisted of a net loss of $8,311 and cash used in working capital of $382. Cash used in working capital was due to an increase in accounts receivable of $5,363 from Jubilee and a decrease in inventory purchases of $8,953. This increase in cash used for working capital was offset by cash provided by working capital which consisted of a decrease in deferred revenue from Jubilee of $4,125 and an increase in accrued liabilities of $153 for professional fees.

Cash used in operating activities from December 8, 2010 (inception) to March 31, 2013 consisted of net loss adjusted for non-cash expense items such as amortization, as well as the effect of changes in working capital. Cumulative cash used in operating activities was $80,827, which consisted of a net loss of $80,721, adjustments for non-cash expense items totaling $1,250 of amortization and $4,069 for a valuation allowance of slow moving inventory and cash used in working capital of $5,425. The cash used in working capital consisted of an increase in inventory purchases of $5,425.

Investing Activities

During the three months ended March 31, 2013 and 2012, we had no investing activities and for the period from December 8, 2010 (inception) to March 31, 2013, total cash used in our investing activities of $5,000. This payment is due to an increase in our website development costs of $5,000 in 2011.

Financing Activities

During the three months ended March 31, 2013, we had net cash provided by financing activities of $0 as compared to $52,000 for the three months ended March 31, 2012, a decrease of $52,000.   We offered investors our common shares in a private placement dated March 1, 2012 and we sold during this period 1,080,000 common shares in this private placement of our common stock. We have net cash provided by financing activities of $86,099 for the period December 8, 2010 (inception) to March 31, 2013.

During the year ended December 31, 2013, our total cash requirements will exceed our cash balances. Currently, we do not have sufficient cash in our bank accounts to cover our estimated expenses for the next 12 months.

We do not have any formal agreement with management for advancing funds to the Company and we do not believe that any other external sources of financing are available at the present time.

We intend to meet our cash requirements for the next 12 months through equity financing by way of private placements, if such equity financing becomes available. Our current working capital will not satisfy our present cash requirements in 2013. We currently do not have any arrangements in place to receive loans or other financing from our Chief Executive Officer or any other officer or for the completion of any further private placement financings and there is no assurance that we will be successful obtaining any such affiliate loans or in completing any further private placement financings. We may not raise sufficient funds to fully carry out our business plan in 2013.

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

Critical Accounting Policies

Our financial statements are impacted by the accounting policies used and the estimates and assumptions made by management during their preparation. A complete listing of these policies is included in Note 3 of the notes to our financial statements for three months ended March 31, 2013 and 2012, and for the period since inception (December 8, 2010) to March 31, 2013. We have identified below the accounting policies that are of particular importance in the presentation of our financial position, results of operations and cash flows, and which require the application of significant judgment by management.

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

Fee is fixed or determinable. We do not provide any price protection, stock rotation, right of return and/or other discount programs and thus the fee is considered fixed and determinable upon the shipment to our customers. We have an oral agreement to charge a 15% markup of our cost of inventory to Jubilee. The price is deemed to be fixed and determinable based on our successful collection history and our arrangement with Jubilee. If we decide to sell slow-moving consigned inventory below the consigned inventory value, we still recognize revenue at the time that Jubilee ships the inventory to Jubilee’s customers and we would reduce the price at which we sell such inventory to Jubilee. The decision to sell slow-moving inventory below the consigned inventory value is exclusively in our discretion and this decision occurs prior to the shipment of the inventory by Jubilee to Jubilee’s customers.

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

As required by Rule 13a-15(e), our management has carried out an evaluation, with the participation and under the supervision of Ms. Sophia Movshina, our President and Principal Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as of March 31, 2013. Based upon, and as of the date of this evaluation, Ms. Sophia Movshina, determined that our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

During the first quarter ended March 31, 2013, there were no changes in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.	Risk Factors

As a smaller reporting company, we are not required to make disclosures under this Item 1A.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Number	Description
31	Rule 13a-14(a)/15d-14(a) Certification - Principal Executive and Principal Accounting Officer
32	Section 1350 Certification
101.INS *	XBRL Instance Document
101.SCH *	XBRL Taxonomy Extension Schema Document
101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB *	XBRL Taxonomy Extension Label Linkbase Document
101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document

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

ORGANIC TREEHOUSE LTD
Date: April 8, 2013
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