Form 10-Q
period 2013-06-30
SunVault Energy, Inc.
filed 2013-08-14
CIK 1547716

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

SUNVAULT ENERGY, INC.
 (Exact name of registrant as specified in its charter)

Nevada	333-181040	27-4198202
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(I.R.S. Employer Identification No.)

345 Murray Farm Drive, Suite 9301 Fairview, TX	75069
(Address of principal executive offices)	(Zip Code)

 778- 484-5159
(Registrant’s telephone number, including area code)

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

As of August 14, 2013, there were 64,750,000 shares of company common stock issued and outstanding.

SUNVAULT ENERGY, INC.
Quarterly Report on Form 10-Q
TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Cautionary Note Regarding Forward-Looking Statements		1

Item 1.	Financial Statements (unaudited)

	Condensed Balance Sheets as of June 30, 2013 (unaudited) and December 31, 2012	2

	Condensed Statements of Operations for three months and six months ended June 30, 2013 and 2012, and for the Period Since Inception (December 8, 2010) to June 30, 2013 (unaudited)	3

	Condensed Statements of Cash Flows for six months ended June 30, 2013 and 2012, and for the Period Since Inception (December 8, 2010) to June 30, 2013 (unaudited)	4

	Notes to Condensed Financial Statements (unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition of and Results of Operations	10

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	19

Item 4.	Controls and Procedures	19

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

SunVault Energy, Inc.
(Formerly Organic Treehouse Ltd.)
 (A Development Stage Company)
CONDENSED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2013	2012
ASSETS
Current assets:
Cash	$-	$14,230
Inventory	-	2,837
Total current assets	$-	$17,067

Website, net	3,500	4,000
Total assets	$3,500	$21,067

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Amount due to Premier Global Holdings Corp.	146,237	-
Accrued liabilities	$-	$60
Total Current Liabilities	$146,237	$60

Stockholders’ equity (deficit):
Common stock, $0.001 par value, 500,000,000 shares and 75,000,000 shares authorized at June 30, 2013 and December 31, 2012,
101,600,000 shares issued and outstanding at June 30, 2013 and December 31, 2012 (restated for forward stock split of 20 for 1)	$101,600	$101,600
Additional paid-in capital	(14,922)	(15,501)
Deficit accumulated during development stage	(229,415)	(65,092)
Total Stockholders’ equity (deficit)	$(142,737)	$21,007

Total liabilities and stockholders’ equity (deficit)	$3,500	$21,067

The accompanying notes are an integral part of these condensed financial statements.

SunVault Energy, Inc.
(Formerly Organic Treehouse Ltd.)
 (A Development Stage Company)
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30		December 8, 2010 (inception) through June 30,
	2013	2012	2013	2012	2013

Sales	$-	-	-	-	-
Cost of sales	-	-	-	-	-
Gross margin (loss)	-	-	-	-	-

Operating Expenses
Selling, general and administrative expenses	146,237	-	146,237	-	146,237
Net operating loss	(146,237)	-	(146,237)	-	(146,237)

Other Income (expenses)
Interest expenses	-	-	-	-	-
Total other (expenses)	-	-	-	-	-

Net loss before provision for income taxes	(146,237)	-	(146,237)	-	(146,237)
Provision for income taxes	-	-	-	-	-
Net loss from continuing operations	$(146,237)	-	(146,237)	-	(146,237)

Discontinued operations:
Loss from discontinued operations	(2,457)	(20,496)	(18,086)	(27,442)	(76,920)
Other (expense) income, net	-	(1,365)	-	(2,730)	(5,046)
Income tax expense	-	-	-	-	(1,212)
Net loss from discontinued operations	(2,457)	(21,861)	(18,086)	(30,172)	(83,178)

Net loss	(148,694)	(21,861)	(164,323)	(30,172)	(229,415)

Basic and diluted net loss per common share:
– from continuing operations	$(0.00)	$(0.00)	$(0.00)	$(0.00)
– from discontinued operations	(0.00)	(0.00)	(0.00)	(0.00)
– from net loss	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares
- Basic and fully diluted (prior periods restated for forward stock split of 20 for 1)	101,600,000	97,520,000	101,600,000	88,711,600

The accompanying notes are an integral part of these condensed financial statements.

SunVault Energy, Inc.
(Formerly Organic Treehouse Ltd.)
 (A Development Stage Company)
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

			December 8, 2010
	For The Six Months		(inception) through
	Ended June 30,		June 30
	2013	2012	2013
Cash flows from operating activities:
Net loss	$(164,323)	$(30,172)	$(229,415)
Net loss from discontinued operations	(18,086)	(30,172)	(83,178)
Net loss from continuing operations	(146,237)	-	(146,237)

Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Increase in due to related company	146,237	-	146,237
Net cash used in operating activities - continuing operations	-	-	-
Net cash used in operating activities - discontinued operations	(14,809)	(28,265)	(81,678)
Net cash flows used in operating activities	(14,809)	(28,265)	(81,678)

Cash flows from investing activities:
Net cash used in investing activities - continuing operations	-	-	-
Net cash used in investing activities - discontinued operations	-	-	(5,000)
Net cash flows used in investing activities	-	-	(5,000)

Cash flows from financing activities:`
Net cash provided by financing activities - continuing operations	-	-	-
Net cash provided by financing activities - discontinued operations	579	56,730	86,678
Net cash flows provided by financing activities	579	56,730	86,678

Net increase (decrease) in cash	(14,230)	28,465	-

Cash, beginning of period	14,230	95,188	-

Cash, end of period	$-	$123,653	$-

Supplemental disclosures of cash flow information:
Cash paid during development stage for interest	$-	$-	$5,046
Cash paid during development stage for taxes	$-	$-	$1,212

The accompanying notes are an integral part of these condensed financial statements.

SunVault Energy, Inc.
(Formerly Organic Treehouse Ltd.)
 (A Development Stage Company)
Notes to Condensed Financial Statements
June 30, 2013
(Unaudited)

Note 1- Interim financial information

The financial statements included herein, which have not been audited pursuant to the rules and regulations of the Securities and Exchange Commission, reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods on a basis consistent with the annual audited statements. All such adjustments are of a normal recurring nature. The results of operations for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for a full year. Certain information, accounting policies and footnote disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations, although we believe that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with our audited financial statements included in our Form 10-K for the year ended December 31, 2012, filed with the Securities and Exchange Commission on January 30, 2013.

Note 2- Basis of Presentation

These financial statements are presented on the accrual basis of accounting in accordance with generally accepted accounting principles in the United States of America, whereby revenues are recognized in the period earned and expenses when incurred. The Company is considered to be in the development stage as defined in Financial Accounting Standards Board (FASB) Accounting Standard Codification, or ASC 915, “Development Stage Entities,” and is subject to the risks associated with activities of development stage companies.

Note 3- Organization , Principal Activities and Assignment of Intellectual Property Rights

Business

SunVault Energy, Inc. (the “Company”), a development stage company, was incorporated in Nevada on December 8, 2010 under the name “Organic Treehouse Ltd.” On May 24, 2013, the Company amended its Certificate of Incorporation (i) to change its name from “Organic Treehouse Ltd.” to “SunVault Energy, Inc.” and (ii) to increase the total authorized shares of capital stock to 500,000,000 shares with a par value of $0.001 per share. The Company previous business was in the wholesale and retail distribution of organic infant and toddler products. This business was discontinued on May 8, 2013. The Company’s current business is to provide renewables integration into energy production, energy delivery and energy consumption.  The Company is developing a small appliance anticipated to be one third of the cost of conventional solar/battery systems of similar performance.  The system will consist of an active energy material capable of storing and creating energy simultaneously at the molecular level, dramatically reducing electronics and assembly/installation labor.

Change in Control and Name of the Company

On May 8, 2013, pursuant to a securities purchase agreement (the “Agreement”), by and among the former majority shareholder (“Former Shareholder”) of the Company and Millennium Trends International Inc. (“Millennium”) and its related corporate entities (“Entities’), the Former Shareholder sold all of her 80 million shares (4 million shares prior to the forward 20 to 1 stock split) of common stock she held to Millennium and these Entities. Following consummation of the transaction contemplated by the Agreement, these Entities held 78.74% of the voting securities of the Company. The transaction resulted in a change in control of the Company from the Former Shareholder to Millennium and the Entities.

On May 8, 2013, in accordance with the terms of the Agreement, the Former Shareholder who was our President, Chief Financial Officer, Secretary and Director at that time, resigned from her positions in the Company effective immediately upon consummation of the transactions contemplated by the above Agreement. On May 8, 2013 in accordance with the terms of the Agreement, John Crawford as appointed president, chief executive officer and chief financial officer, and he has been acting as such since his appointment.   Additionally, the registrant appointed Rory Husch as secretary of the registrant.

Additionally, the Company requested a voluntary symbol change from “ORGL” to “SVLT”. The market effective date of the name change to SunVault Energy, Inc. and symbol changed to SVLT was on June 28, 2013. Refer to note 8 regarding amendments to the Articles of Incorporation.

Discontinued Operations:

In connection with the change in control and the transfer of intellectual property to the Company, as discussed in this note, the management of the company effectively discontinued the operations of the prior business and is now working on its renewable energy technology. From the inception of the Company (December 8, 2010) until May 8, 2013 (date of discontinued operations), the Company has generated $241,093 in total revenues from discontinued operations and has incurred net loss from discontinued operations during this period of $83,178. This net loss is shown in the accompanying statement of operations under the caption loss from discontinued operations.

Assignment of Intellectual Property Rights to the Company - Transfer between Entities under Common Control

On May 8, 2013, the date there was a change in control in the company, the Company received a 50 percent interest in certain intellectual property (“Joint IP”) that was transferred to the Company from Millennium for total consideration of $1.  This transaction was accounted for as a transfer between entities under common control and the cost of this intangible asset was therefore based on the transferor’s historical cost of the asset. The transferor did not have an historical cost basis in the intellectual property at the time of transfer and therefore this asset was recorded at a $0 cost basis to the Company.

Prior to the Company’s acquisition of these Millennium intellectual property rights, Millennium had no significant business operations, or activities, revenue or expenses associated with these intellectual property rights and owns other intellectual property rights, and therefore the management of the Company determined that the related assignment of these intellectual property rights did not meet the definition of a “business” as defined by accounting standards, or as a “predecessor business”, as defined in SEC rules, therefore no business combination took place on May 8, 2013, the date of the transfer of these intellectual property rights to the Company. These intellectual property rights were transferred back to Millennium on August 6, 2013, see note 9.

Note 4- Going Concern and Capital Resources

Going Concern

Therefore there is no assurance future operations will result in any profit. If the Company cannot generate sufficient revenues to operate profitably or raise the needed working capital to fund its future business plan, the Company may need to cease its operations. Our business operations are anticipated to expand, therefore our operating expenses will increase and the profit margins and or working capital may not be able to cover this increase in operating expenses and the Company may not be able to develop into a profitable business in the future. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Capital Resources

The Company as of the filing date has approximately $74,000 in cash. The Company is in the process of raising capital through a $5 million Private Placement and is looking for other financing opportunities as well. The Company anticipates having a working capital reserve in excess of $5 million by the end of September 2013 or sometime during the fourth quarter of 2013.  Our current business strategy anticipates a total cash burn rate of between $2 million to $3 million per year.

The required working capital will have to be raised through equity financing, debt financing, or other sources, which may result in the dilution in the equity ownership of your shares. We will also need more funds if the costs of commercialization and further development are greater than we have budgeted. We will also require additional financing to sustain our business operations if we are ultimately not successful in earning revenues. We currently do not have any firm commitments in place regarding our current $5 million offering or any other financing and the Company may not be able to obtain financing when required. There are no assurances that we will be able to obtain further funds required for our continued operations. Even if additional financing is available, it may not be available on terms we find favorable. Failure to secure the needed additional financing will have an adverse effect on our ability to remain in business.

Note 5 - Summary of Significant Accounting Policies

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

Fiscal Year:  The Company's fiscal year ends December 31.

Use of Estimates:  The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the balance sheets and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ materially from those estimates. There were no significant estimates for the three and six months ended June 30, 2013 and 2012.

Amortization of Website: The accompanying balance sheet reflects our websites at cost less accumulated amortization.  Our websites are www.organictreehouse.net and www.mynaturalbabyboutique.com. The amortization of the website for the three months ended June 30, 2013 and 2012 was $250 and $250, respectively and for the six months ended June 30, 2013 and 2012 was $500 and $500, respectively.

Provision for Income Taxes: The Company’s provision for income taxes includes all currently payable federal and state taxes that are based on the Company's taxable income and the change during the fiscal year in net deferred income tax assets and liabilities.  The Company provides for deferred income taxes based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates that will be in effect when the differences are expected to reverse.  The Company’s policy is to recognize the effect that a change in enacted tax rates would have on net deferred income tax assets and liabilities in the period that the tax rates are changed. There were no deferred income tax assets and income tax liabilities at June 30, 2013 and December 31, 2012.

Management evaluates items of income, deductions and credits reported on the Company’s various federal and state income tax returns filed and recognizes the effect of positions taken on those income tax returns only if those positions are more likely than not to be sustained.  Recognized income tax positions are measured at the largest amount that has a greater than 50% likelihood of being realized.  Changes in recognition or measurement are reflected in the period in which the change in judgment occurs.  Based on its recent evaluation, the Company has concluded that there are no significant uncertain tax positions requiring recognition in the accompanying financial statements.  Tax years open to federal or state general examination or other adjustments were for the years ended 2013 and 2012.  The Company’s policy is to accrue interest expense and penalties as appropriate on any estimated unrecognized tax benefits as a charge to interest expense in the Company’s statements of operations.

Earnings (Loss) Per Share:  The Company calculates basic earnings per share by using a weighted average of the number of shares outstanding during the reporting periods.  Diluted shares outstanding are calculated in accordance with the treasury stock method, which assumes that the proceeds from the exercise of all exercisable options would be used to repurchase shares at market value.  There were no stock equivalents outstanding at June 30, 2013 and December 31, 2012.

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

Foreign Currency Transactions: For the three months and six months ended June 30, 2013 and 2012, there are no gain and loss on foreign currency transaction as all transactions are denominated in US dollars.

Recently-Issued Accounting Standards: Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

Note 6 - Inventory

	June 30,	December 31,
Major classes of inventory were as follows:	2013	2012
Inventory - Finished Goods – Organic Baby Items	$-	$2,837

Write-Down and Disposal of Inventory

Management conducted a thorough review of the inventory in all of its product lines. As a result, a provision for inventory losses of $2,837 was charged against operations for the six months ended June 30, 2013 to write down the remaining finished goods inventory 100 percent, to its estimated net realizable value of $0.  The Company discontinued these operations and the entire remaining inventory was contributed to charities and there were no proceeds received by the company.

Note 7 – Due to related party

On June 8, 2013, there was an Agreement for the transfer of all rights of intellectual property (“Premier IP”) between Millennium and Premier Global Holdings Corp. (“Premier”) whereby Millennium agreed to transfer 3,150,000 shares of the Company’s common stock it obtained as part of the change in control in the Company, as mentioned in note 3 above, to satisfy Premier’s liability to all its debenture holders, in return for the transfer of intellectual property rights owned by Premier to Millennium. Millennium is a minority shareholder of Premier. Premier owns other intellectual property rights and therefore the management of the Company determined that the related assignment of these intellectual property rights did not meet the definition of a “business” as defined by accounting standards, or as a “predecessor business”, as defined in SEC rules, therefore no business combination with Premier took place on June 8, 2013.

As part of a later agreement on August 5, 2013 (see subsequent event note 9) to transfer this Premier IP from Millennium to the Company, all operating expenses incurred by Premier from the date in the change of control (May 8, 2013) to June 30, 2013 were to be reimbursed by the Company to Premier.

The total operating expenses incurred and due to Premier for the period May 8, 2013 to June 30, 2013 was $146,237. This amount is shown under the caption Due to Related Party on the accompanying Balance Sheet at June 30, 2013 and the related amount show as a loss from continuing operations on the accompanying statements of operations for the three months and six months ended June 30, 2013 and as a loss from continuing operations on the statements of cash flows for the six months ended June 30, 2013.

Note 8 - Stockholders’ Equity

Amendments to Articles of Incorporation - Name Change and Forward Stock Split

On May 24, 2013, the Company filed a Certificate of Amendment to Articles of Incorporation with the State of Nevada to amend our Articles of Incorporation to (1) change our name from Organic Treehouse Ltd. to SunVault Energy, Inc., (2) increase the aggregate number of shares from 75,000,000 to 500,000,000 common shares, and (3) effect a 20 for 1 forward stock split with a record date of May 31, 2013 and a payment date of June 20, 2013. The effective date of the Certificate of Amendment was May 31, 2013.

Total number of common stock outstanding at June 30, 2013 and December 31, 2012 was 101,600,000 shares (restated to reflect the 20 for 1 forward stock split). This 20 for 1 forward stock split resulted in an increase in the par value of the common stock and a corresponding decrease in additional paid in capital of $96,520 at June 30, 2013 and December 31, 2012.

Note 9 – Subsequent Events

Acquisition and Assignment of Intellectual Property and the Reduction of Shares Outstanding – Property Transfers between Entities under Common Control

On August 6, 2013, the Company entered into an assignment of intellectual property agreement (the “Agreement”) with Millennium Trends International Inc., a Bahamas corporation and its wholly owned subsidiary, Sunvault Holding Inc. (“Holding”) (Millennium & Holding together refer to as “Millennium”). The Company and Millennium each own 50% of all rights, interests and title of the intellectual property (“Joint IP”), see note 3 above, and Millennium owns all of the rights, interests, and title to the intellectual property (“Premier IP”), refer to note 7 above. Under the terms of the Agreement, the Company agreed to assign the exclusive rights and title of its 50% interest in the Joint IP to Millennium for $1. Millennium agreed to assign exclusive rights and title in the Premier IP to Company for $1.  In addition to this cash consideration, Millennium agreed to surrender for cancellation 36,850,000 shares it holds of the Company’s common stock  that was acquired at the time of the change in control, refer to note 3 and transferred 3,150,000 shares on June 8, 2013 of the Company’s common stock to the Premier debenture holders, refer to note 7, and the Company agreed to issue to Millennium 20,000,000 purchase warrants to purchase shares of common stock of the Company, at an exercise price of $2.00 per share, expiring 10 years from the date of issuance. This transaction was accounted for as a transfer between entities under common control with no gain or loss will be recognized on the transfer of the intellectual property rights between the Company and Millennium.

Recent Financing

The Company raised, from July 1, 2013 to August 12, 2013, a total of $625,000 of capital through the subscription of 427,000 private placement units from the Company’s $5 million private placement offering. The Company’s cash proceeds from this private placement was $125,000 from two investors who purchased 94,000 units. The remaining $500,000 was subscribed by one investor on August 12, 2012 through an equipment transfer agreement (“pledged equipment”), whereby the anticipated proceeds from the sale of this pledged equipment transferred over to the Company is anticipated to pay for the subscribed 333,000 units sold to this one investor at $1.50 per unit. The estimated value of the equipment pledged was approximately $620,000 at time of transfer to the Company. The Company may either use this pledged equipment in its business operations or sell this pledged equipment in order to receive cash proceeds from the sale. The Company paid an 8 percent commission on all capital raised. Each unit in the private placement consists of one share of common stock and one common stock purchase warrant. These units were sold at prices of $1.25 per unit and $1.50 per unit. The warrants have a term of 2 years and exercise prices of $2.00 and $3.00 per share. These investors are required to exercise their 427,000 common stock purchase warrants if the Company’s common stock price trades above $2.50 per share and for one investor who purchased 60,000 units at $1.25 per share, $3 per share, for a period of 14 consecutive days. All the capital raised from this private placement was used to further the Company’s business plan.

Item 2. Management’s Discussion and Analysis of Financial Conditions of Operations.

General Overview

The Company is committed to bringing cost effective generation and energy storage to the solar industry through the seamless and simultaneous integration of energy generation and storage at the molecular level. This technical approach is a first and has the potential to enable the lowest system cost at maximum efficiency. All of our technology is still in the developmental stage. Our new corporate website is www.sunvaultenergy.com.

Our Business and Patent Pending Technology

The Company’s mission, supported by its technology platform and commercialization strategy, is to reduce the cost of electricity and the way it can be generated, stored, purchased, installed and utilized going forward.  Our platform technology is comprised of four patents-pending applications and future rights to another patent pending technology.

Our Intellectual Property

Our technologies are in the development stage and comprise of the following four pending patent applications:

•	SVLT patent application #1 US 61/834,394
•	SVLT patent application #2 US 61/834,396
•	SVLT patent application #3 US 61/834,399
•	SVLT patent application #4 US 61/831,580

We may be granted future rights by the University of British Columbia’s for pending patent application PCT WO 2011/113154

Pending Trademark Applications:

•	SunVault corporate name (US Application 85857326) – Application date June 8, 2013

Future Business Operating Segments

The Company will establish in the future three Global Business Units operating under the SunVault Energy umbrella, namely;

1.	SunVault Energy Materials

2.	SunVault Energy Storage Systems

3.	SunVault Energy Appliances

All three future business operating units will be managed and measured against their own profit and loss and have been designed so as to provide technical competency, support and service to the other two business units.  Staffing and resourcing each business unit is anticipated to take a methodical approach and will be a function of our expected upcoming signed agreements dictating the priority of execution.

SunVault Energy Materials has been tasked to commercialize the flagship patent pending technology frequently referred to as our All-in-One; an active material that stores and creates energy simultaneously at the molecular level.   This technical approach has the potential and is expected to enable a lower system cost at maximum efficiency.

The technology, as demonstrated via Dr. Mark Schubert, CTO of SunVault Energy, is believed to be immediately applicable to the global remote sensor/display/medical device market.  The energy supply component of this market is estimated to be approximately $500 million in Europe alone.  The Company’s revenue model is expected to be derived as a function of supplying its flagship active material within the next 3-6 months to leading system integrators in these three designated fields of use.  Our All-in-One patent-pending energy material is analogous to battery manufacturers supplying the power component to a device integrator (ie. flashlights, cellphones, etc).  Our All-in-One technology can be thought of as a solar panel and a battery, wrapped up into one low-cost unit.

The All-in-One technology is expected to continue to be optimized and immediately grow the Company’s ability to supply the remote sensor market and begin penetration into the lucrative personal electronic device market (ie. cellphones, tablets, portable LED lighting).  While these initial target markets are critical for the SunVault business, the ultimate destination for our All-in-One technology is global electrical utility, industrial, commercial and residential applications.

Our All-in-One technology development began in early 2010.  All-in-One’s performance, as demonstrated via video on the Company’s website, has an operating voltage of 0.4 volts with an energy storage capacity of 100 milli-joules per square centimeter.

The Company believes that the All-in-One energy material can be integrated into every form of AC and DC electrical power use.  For clarity, the All-in-One technology is neither a solar panel nor a battery.  It is an active energy material that when subjected to sunlight generates and stores energy simultaneously at the molecular level.  This energy material has the potential we believe to obsolete the traditional solar panel on the roof, racking, wiring, connections, labor, batteries in the basement, charge controllers, etc.  It is with this thought basis that the Company expects it can present a new alternative to renewable energy.

SunVault Energy Storage Systems plans to immediately deliver large scale energy storage (battery) solutions so as to facilitate energy arbitrage and integrate renewables such as solar and wind farms in the Alberta, Canada market.  We expect to use the electricity markets in Alberta Canada as our market entry point in the Fall of 2013 and we expect  to align with two strategically structured financing funds.

Current renewables integration is fraught with issues stemming from the fact that the sun doesn’t always shine and the wind doesn’t always blow thereby forcing electrical utilities to invest in auxiliary power generation equipment so as to make up the difference during periods lacking in sun and wind availability.

The Company has strategically added Governor William (Bill) Richardson, former Secretary of Energy and Mr. Allen Crowley to the board of directors so as to try to strengthen management relationships and business competency in unregulated global markets where the business case for energy arbitrage (buy low, sell high) is immediately attractive.

All Alberta arbitrage projects will incorporate SunVault’s patent-pending PolyCell and All-in-One technologies in addition to best-in-class components that are accessible in the market today.  The Alberta market is a natural entry point due to geographic proximity, although markets in Germany and Asia are beginning to emerge in to the global spotlight due to the recent establishment of significant government financial support programs.

SunVault Energy Appliances has been created so as to eliminate the ‘boots-on-the-roof’ currently associated with conventional solar installations via the Company’s patent-pending vertical integration techniques.  It is understood that approximately 40% of the cost of conventional solar roof installations are tied up into this continually escalating labor component.  With photovoltaic active material dropping at a continuous pace, the Company anticipates its, patent-pending vertical 3D appliance approach to attract market attention.  Collaboration and further optimization is anticipated with a leading university on the topic in Q3FY13 so as to optimize the integration approach.  The appliance model is anticipated to enable the installation and trenching to the electrical meter set in a matter of hours as compared to multiple days with conventional solar installations.

Acquisition of Intellectual Property

On May 8, 2013, pursuant to a securities purchase agreement, Millennium and its affiliated corporate entities acquired 80 million shares (4 million shares prior to the 20 to 1 forward stock split) of the Company’s common stock and became the majority shareholder. Following consummation of the transaction, Millennium and its affiliated entities held 78.74% of the voting securities of the Company. The transaction resulted in a change in control of the Company from the former Shareholder to Millennium and its related Entities. On this date, the Company also received a 50 percent interest in certain intellectual property (“Joint IP”) that was transferred to the Company from Millennium for total consideration of $1. This transfer was accounted for as a transfer of intellectual property between entities under common control and there was no historical cost basis in this intellectual property for Millennium, therefore no gain or loss was recognized.

On August 6, 2013, Company assigned all of its rights, interests and its share in this Joint IP back to Millennium for a 100 percent interest in the intellectual property the Company now owns and intends to use in the future to execute its business plan, mentioned below. See Note 3 and Note 9 to our Financial Statements included in this Interim Report on Form 10-Q for further information on how these rights were acquired.

Discontinued Operations – Prior Business

We previously sold new organic clothing and other eco-friendly products for infants and toddlers from our inception date (December 8, 2010) to May 8, 2013. We have discontinued this former business upon the change in control to pursue our new business plan and all the Company’s prior business operations for selling organic clothing and other eco-friendly products for infants and toddlers are shown on the accompanying financial statements as discontinued operations.

Results of Operations for the three months ended June 30, 2013 and June 30, 2012

Continuing Operations:

For the three months ended June 30, 2013, the Company incurred net loss of $146,237 which mainly comprised of research and development of $22,698, payroll expenses of $51,770, advertising and promotion expenses of $17,000, patent pending legal expenses of $26,610 and professional fees and other operating expenses.

Discontinued Operations:

For the three months ended June 30, 2013, the Company has generated $0 in revenues from discontinued and has incurred net loss from discontinued operations during that same period of $2,457. For the three months ended June 30, 2012, the Company has generated $17,691 in revenues from discontinued and has incurred net loss from discontinued operations during that same period of $21,862.

	Three Months Ended June 30
	2013	2012
Sales	$-	$17,691
Cost of sales	1,356	15,489
Gross Margin (loss)	(1,356)	2,202
Operating Expenses
Selling, general and administrative expenses	1,101	22,699
Net operating loss	(2,457)	(20,497)
Interest expense	-	(1,365)
Net loss	$(2,457)	$(21,862)

Revenues

We generated revenues of $0 for the three months ended June 30, 2013 and $17,691 for the same period in 2012. The decrease in revenue is due to our one major customer, not ordering any merchandise from us for the three month period ended June 30, 2013.

Cost of Sales

Our cost of sales was $1,356 for the three months ended June 30, 2013 and $15,489 for the same period in 2012. The decrease in the cost of sales for 2013 was due to our decrease in revenue from our major customer in 2012.

Gross Profit (Loss)

We generated gross loss of $1,356 for the three months ended June 30, 2013 and gross profit of $2,202 for the same period in 2012.  The gross loss was due to the provision of inventory slowing moving and obsolete reserve allowance.

Selling General and Administrative Expenses

Our selling, general and administrative expenses for the three months ended June 30, 2013 and for the same period in 2012 were $1,101 and $22,699, respectively. These selling, general and administrative expenses consisted of charges for marketing consulting services, professional fees incurred for being a public company, website maintenance, credit card fees, bank charges, office maintenance, communication expenses, courier, postage, office supplies, and travel. The decrease is primarily due to the decrease in marketing expenses and business activity in 2013.

Other Income (Expenses) – Interest Expense

Our other expenses for the three months ended June 30, 2013 were $0 and $1,365 for the same period in 2012.

Net Profit/(Loss) from Discontinued Operations

Our net loss from Discontinued Operations for the three months ended June 30, 2013 was $2,457 and $21,862 for the same period in 2012. This increase in net loss in 2013 was due to our decrease in revenue and our inability to decrease our selling, general and administrative expenses to offset our decrease in revenue.

 Results of Operations for the six months ended June 30, 2013 and June 30, 2012 and from the period December 8, 2010 (inception date) to June 30, 2013

Continuing Operations:

For the six months ended June 30, 2013, the Company incurred net loss of $146,237 which mainly comprised of research and development expenses of $22,698, payroll expenses of $51,770, advertising and promotion expenses of $17,000, patent pending legal expenses of $26,610 and professional fees and other operating expenses.

Discontinued Operations:

For the six months ended June 30, 2013 and June 30, 2012, the Company has generated $249 and $107,432, respectively, in revenues from discontinued and has incurred net loss from discontinued operations of $18,086 and $30,172 for the six months ended June 30, 2013 and June 30, 2012, respectively.

From the inception of the Company (December 8, 2010, date of inception) until June 30, 2013, the Company has generated $241,093 in revenues from discontinued operations and has incurred net loss from discontinued operations during that same period of $83,178.

			December 8, 2010
			(inception) through
	Six Months Ended June 30		June 30,
	2013	2012	2013
Sales	$249	$107,432	$241,093
Cost of sales	2,837	93,281	215,171
Gross Margin	(2,588)	14,151	25,922
Operating Expenses
Selling, general and administrative expenses	15,498	41,593	102,842
Net operating loss	(18,086)	(27,442)	(76,920)
Interest expense	-	(2,730)	(5,046)
Net loss before tax	(18,086)	(30,172)	(81,966)
Income tax expense	-	-	1,212

Net loss from discontinued operations	$(18,086)	$(30,172)	$(83,178)

Revenues

We generated revenues of $249 for the six months ended June 30, 2013 and $107,432 for the same period in 2012. The decrease in revenue is due to our one major customer, not ordering any merchandise from us for the six month period ended June 30, 2013.

We generated total revenue of $241,093 for the period from our inception on December 8, 2010 to June 30, 2013, with approximately 97% of this revenue coming from our one major customer.

Cost of Sales

Our cost of sales was $2,837 for the six months ended June 30, 2013 and $93,281 for the same period in 2012. The decrease in the cost of sales for 2013 was due to our decrease in revenue from our major customer in 2013.

Our cost of sales from December 8, 2010 (our inception) to June 30, 2013 was $215,171.

Gross Profit (Loss)

We generated gross loss of $2,588 for the six months ended June 30, 2013 and gross profit of $14,151 for the same period in 2012.

Our gross profit from December 8, 2010 (inception) to June 30, 2013 was $25,922.

Selling General and Administrative Expenses

Our selling, general and administrative expenses for the six months ended June 30, 2013 and for the same period in 2012 were $15,498 and $41,593, respectively. These selling, general and administrative expenses consisted of charges for marketing consulting services, professional fees incurred for being a public company, website maintenance, credit card fees, bank charges, office maintenance, communication expenses, courier, postage, office supplies, and travel. The decrease is primarily due to the decrease in marketing expenses.

From December 8, 2010 (inception) to June 30, 2013, our total selling, general and administrative expenses were $102,842.

Other Income (Expenses) – Interest Expense

Our other expenses for the six months ended June 30, 2013 were $0 and $2,730 for the same period in 2012.

From December 8, 2010 (inception) to June 30, 2013, our total other expenses were $5,046.

Net Loss from Discontinued Operations

Our net loss for the six months ended June 30, 2013 was $18,086 and $30,172 for the same period in 2012. This increase in net loss in 2013 was due to our decrease in revenue and our inability to decrease our selling, general and administrative expenses to offset our decrease in revenue.

From December 8, 2010 (inception) to June 30, 2013, our net loss from Discontinued Operations was $83,178.

Net Loss

Our net loss for the six months ended June 30, 2013 was $164,323 and $30,172 for the same period in 2012. This increase in net loss in 2013 was due to the increase in our payroll and research and expenses for our new business.

From December 8, 2010 (inception) to June 30, 2013, our net loss was $229,415.

Liquidity and Capital Resources

As of June 30, 2013, we had no cash, total assets of $3,500 and negative working capital of $146,237compared to $14,230 in cash, $21,067 in total assets and $17,007 in working capital as of December 31, 2012.

The following table provides detailed information about our net cash flow for all financial statement periods presented in this Report:

Cash Flow – Continuing Operations

	Six Months Ended June 30,		December 8, 2010 (inception) through June 30,
	2013	2012	2013

Net cash (used in) operating activities	$-	$-	$-
Net cash (used in) investing activities	$-	$-	$-
Net cash provided by financing activities	$-	$-	$-
Net cash inflow (outflow)	$-	$-	$-

Operating Activities – Continuing Operations

Cash used in operating activities in the six months ended June 30, 2013 consisted of net loss of $146,237 as well as the effect of changes in working capital in $146,237. The change in working capital was an increase in due to related company.  See Note 7 to our Financial Statements included in this Interim Report on Form 10-Q for further information.

Operating Activities – Discontinued Operations

Cash used in operating activities in the six months ended June 30, 2013 consisted of net loss adjusted for non-cash expense items such as amortization, as well as the effect of changes in working capital. Cash used in operating activities in the six months ended June 30, 2013 was $14,809, which consisted of a net loss of $18,086, adjustments for non-cash expense items totaling $500 of amortization, a valuation allowance for slow moving inventory of $2,837 and cash provided by working capital of $5,614. The cash provided by working capital was due to the decrease in inventory of $5,674. This amount was offset by cash used in working capital which consisted of decrease in accrued liabilities of $60 for payment of professional fees.

Cash used in operating activities in the six months ended June 30, 2012 consisted of net loss as well as the effect of changes in working capital. Cash used in operating activities in the six months ended June 30, 2012 was $28,265, which consisted of a net loss of $30,172, adjustments for non-cash expense items totaling $500 of amortization and cash used in working capital of $1,407. Cash used in working capital was due to an increase in accounts receivable of $9,999 from our major customer and a decrease in inventory of $24,375. This increase in cash used for working capital was offset by cash provided by working capital which consisted of a decrease in deferred revenue from our major customer of $11,817 and a decrease in accrued liabilities of $1,152 for professional fees.

Cash used in operating activities from December 8, 2010 (inception) to June 30, 2013 consisted of net loss adjusted for non-cash expense items such as amortization, as well as the effect of changes in working capital. Cumulative cash used in operating activities was $81,678, which consisted of a net loss of $83,178, adjustments for non-cash expense items totaling $1,500 of amortization.

Investing Activities - Discontinued Operations

During the six months ended June 30, 2013 and 2012, we had no investing activities and for the period from December 8, 2010 (inception) to June 30, 2013, total cash used in our investing activities of $5,000. This payment is due to an increase in our website development costs of $5,000 in 2011.

Financing Activities - Discontinued Operations

During the six months ended June 30, 2013, we had net cash provided by financing activities of $579 as compared to net cash provided by financing activities $56,730 for the six months ended June 30, 2012, a decrease of $56,151.   We offered investors our common shares in a private placement dated March 1, 2012 and we sold during this period 21,600,000 (restated for forward stock split of 20 for 1) common shares in this private placement of our common stock with total proceeds of $54,000. We have net cash provided by financing activities of $86,678 for the period December 8, 2010 (inception) to June 30, 2013.

Liquidity and Capital Resources – Continuing Operations

Liquidity

During the year ended December 31, 2013, our total cash requirements will exceed our current cash balances of approximately $74,000. Currently, we do not have sufficient cash in our bank accounts to cover our estimated expenses for the next 12 months.

We do not have any formal agreement with management for advancing funds to the Company and we do not believe that any other external sources of financing are available at the present time.

We intend to meet our cash requirements for the next 12 months through equity financing by way of completing our $5 million private placement, if such equity financing becomes available. Our current working capital will not satisfy our present cash requirements for the next 12 months. We currently do not have any arrangements in place to receive loans or other financing from our Chief Executive Officer or any other officer or for the completion of any further private placement financings and there is no assurance that we will be successful obtaining any such affiliate loans or in completing any further private placement financings. We may not raise sufficient funds to fully carry out our business plan in 2013 and 2014.

Capital Resources

We, have  taken an approach to our business development strategy in Canada and around the world by creating strategic relationships that may allow the Company access to certain financial markets.   In addition to the Company conducting a $5 million private placement fundraise, we are simultaneously working with a global investment banking firm tasked to raising additional funds.   The Company’s management believes that with a stable capital funding structure in place, it will be able to fully develop its technology and sell its products to different markets.

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

Critical Accounting Policies

Our financial statements are impacted by the accounting policies used and the estimates and assumptions made by management during their preparation. A complete listing of these policies is included in Note 5 of the notes to our financial statements for the three months and six months ended June 30, 2013 and 2012, and for the period since inception (December 8, 2010) to June 30, 2013. We have identified below the accounting policies that are of particular importance in the presentation of our financial position, results of operations and cash flows, and which require the application of significant judgment by management.

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

Item 4. Controls And Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of June 30, 2013.  We do not have sufficient segregation of duties within accounting functions, which is a basic internal control.  Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible.  However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals.  Based on this evaluation, our chief executive officer and chief financial officer have concluded such controls and procedures to be not effective as of June 30, 2013 to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

A material weakness is a significant deficiency in one or more of the internal control components that alone or in the aggregate precludes our internal controls from reducing to an appropriately low level the risk that material misstatements in our consolidated financial statements will not be prevented or detected on a timely basis.

We will aggressively recruit experienced professionals to ensure that we include all necessary disclosures in our filings with the Securities and Exchange Commission. Although we believe that this corrective step will enable management to conclude that the internal controls over our financial reporting are effective when the staff is trained, we cannot assure you these steps will be sufficient. We may be required to expend additional resources to identify, assess and correct any additional weaknesses in internal control.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm business. We are currently not aware of any such legal proceedings or claims that will have, individually or in the aggregate, a material adverse effect on our business, financial condition or operating results.

Item 1A. Risk Factors

Risks Associated with our Technology

Our technology has not been tested on the scale necessary for large customers to adopt and the willingness of renewable energy operators and other customers to use our technology and our products are uncertain.

Our renewable energy development and research activities entail risks. New designs must be fabricated, tested and licensed before they can be offered for sale in commercial markets. Our technology is still in the research and development stage and while certain testing on our technologies has been completed, further testing and experiments will be required in test facilities to bring our products to a commercial stage. Furthermore, the technology has yet to be demonstrated in existing commercial applications. Until we are able to successfully demonstrate operation of our technology in actual commercial applications, we will not be certain about the ability of the products we design, to perform as expected. In addition, there is also a risk that suitable testing facilities may not be available to us on a timely basis, which could cause development program schedule delays.

If our product designs do not perform as anticipated in commercial use, we will not realize revenues from licensing or other use of our product designs.

We serve the renewable energy market and other industries, some which are regulated. Our designs differ and if more costly acceptance of our designs may be hampered.

Our designs differ significantly in some aspects from other products used today. These differences will likely result in a more prolonged and extensive review by our future customers around the world that could cause development program schedule delays. Customers may be hesitant to be the first to use our designs, which has little or no history of successful commercial use. Furthermore, our research and development program schedule relies on the transferability and applicability of the operating experiences of the prior tests of our products. There is a risk that if this operating experience is found to be non-transferable, more extensive experiments will be required which could cause program schedule delays and require more research and development funding.

Applicable intellectual property laws may be inadequate to protect our intellectual property, which could have a material adverse effect on our business.

While we are continuing to diversify our research and development activities with associated intellectual property, our rights in our intellectual property, therefore, derive, or are affected by, intellectual property laws. If the application of these laws to our intellectual property rights proves inadequate, then we may not be able to fully avail ourselves of our intellectual property and our business model may fail or be significantly impeded.

If we are unable to obtain or maintain intellectual property rights relating to our technology, the commercial value of our technology may be adversely affected, which could in turn adversely affect our business, financial condition and results of operations.

Our success and ability to compete depends in part upon our ability to obtain protection in the United States and other countries for our designs by establishing and maintaining intellectual property rights relating to or incorporated into our products. We own a variety of patent pending applications in the United States. We have not obtained patent protection yet. We do not know how successful we would be should we choose to assert our patents against suspected infringers. Our pending and future patent applications may not be issued or approved as patents or, if issued, may not issue in a form that will be advantageous to us. Even if issued, patents may be challenged, narrowed, invalidated or circumvented, which could limit our ability to stop competitors from marketing similar products or limit the length of term of patent protection we may have for our products. Changes in either patent laws or in interpretations of patent laws in the United States and other countries may diminish the value of our intellectual property or narrow the scope of our patent protection, which could in turn adversely affect our business, financial condition and results of operations.

If we infringe or are alleged to infringe on intellectual property rights of third parties, our business, financial condition and results of operations could be adversely affected.

General Business Risks and Risks Relating to our Business

We do not have sufficient working capital to meet our cash requirements for the next 12 months and we are not certain that we will be able to secure the financing we need to meet those requirements. If we do not obtain the financing we need to satisfy our financial requirements, we may have to wind down our business.

As of June 30, 2013, we had negative working capital of approximately $146,000. We intend to meet our ongoing cash requirements of approximately in the range of $2 million to $3 million for the next 12 months by raising the shortfall through a combination of equity financing from investors if we are able to identify other investors willing to purchase our securities or loan funds to us.  We may not be able to secure financing from other investors who can provide additional financing to us.   If financing is available, it may involve issuing securities which could be dilutive to holders of our capital stock. If we do not raise additional capital from conventional sources, such as our existing or new investors or commercial banks, it is likely that our growth will be restricted and we may be forced to scale back or curtail implementing our business plan and our business may fail.

We have a limited operating history and face many of the risks and difficulties frequently encountered by a development stage company.

There can be no assurance that our management will be successful in completing our business plan of selling our products or technology or implementing the corporate infrastructure to support operations at the levels called for by our business plan. We may not be able to generate sufficient revenues to meet our expenses or to achieve or maintain profitability in the future.

We are currently a development stage company, and to date, our development efforts have been focused primarily on the development of our relationship with the Alberta, Canada energy market and other markets for remote sensors and cell phones.  Our business model is to develop a market for our products. We have limited operating history for investors to evaluate the potential of our business development. Planned principal operations have commenced, but there has been no revenue from our products to date.

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

Based upon current plans of developing a market for our products and to sell our products, we expect to incur operating losses in future periods because we will continue to be in the development stage and will be incurring expenses and not generating significant revenues.  We cannot guarantee that we will be successful in generating significant revenues in the future. Failure to generate revenues which are greater than our expenses will result in the loss of all or a portion of your investment.

We may be adversely affected by uncertainty in the global financial markets and worldwide economic downturn.

Our future results may be adversely affected by the worldwide economic downturn, continued volatility or further deterioration in the debt and equity capital markets, inflation, deflation, or other adverse economic conditions that may negatively affect us. At present, it is likely that we will require additional capital in the near future in order to fund our operations. Due to the above listed factors, we cannot be certain that additional funding will be available on terms that are acceptable to us, or at all.

We rely upon certain members of our senior management, including John Crawford our Chief Executive Officer and Mark Schubert our Chief Technology Officer, and the loss of Mr. Crawford or Mr. Schubert or any of our senior management would have an adverse effect on the Company.

Our success depends upon certain members of our senior management, including John Crawford, Chief Executive Officer of the Company and Mark Schubert or Chief Technology Officer. Mr. Crawford’s knowledge of the renewable power industry, his network of key contacts within that industry and in governments and, in particular, their expertise in the potential markets for the Company’s technologies and products are critical to the implementation of our business model. Mr. Crawford and Mr. Schubert will both likely to be significant factors in our future growth and success. The loss of services by either Mr. Crawford or Mr. Schubert would likely have a material adverse effect on our Company.

Competition for highly skilled professionals could have a material adverse effect on our success.

We rely heavily on our staff and management team. Our success depends, in large part, on our ability to hire, retain, develop and motivate highly skilled professionals. Competition for these skilled professionals is intense and our inability to hire, retain and motivate adequate numbers of consultants and managers could adversely affect our ability to meet client needs and to continue the development of our product designs. A loss of a significant number of our employees could have a significant negative effect on us. Any significant volatility or sustained decline in the market price of our common stock could impair our ability to use equity-based compensation to attract, retain and motivate key employees and consultants.

Successful execution of our business model is dependent upon public support for renewable energy

Successful execution of our business model is dependent upon public support for renewable power in the United States and other countries.

We may not be able to receive or retain authorizations that may be required for us to license our technology internationally.

Governmental authorizations may be required before we can export our technology and products. If authorizations are required and not granted, our international business plans could be materially affected. This could limit our revenue growth opportunities and significantly hinder our attempts to expand our business internationally.

Risks Relating to the Ownership of Our Securities

There may be volatility in our stock price, which could negatively affect investments, and stockholders may not be able to resell their shares at or above the value they originally purchased such shares.

The market price of our common stock may fluctuate significantly in response to a number of factors, some of which are beyond our control, including:

•	quarterly variations in operating results;
•	changes in financial estimates by securities analysts;
•	changes in market valuations of other similar companies;
•
announcements by us or our competitors of new products or of significant technical innovations, contracts, receipt of (or failure to obtain) funding or support, acquisitions, strategic partnerships or joint ventures;

•	additions or departures of key personnel;
•	any deviations in net sales or in losses from levels expected by securities analysts, or any reduction in political support from levels expected by securities analysts;
•	future sales of common stock; and

The stock market may experience extreme volatility that is often unrelated to the performance of particular companies. These market fluctuations may cause our stock price to fall regardless of its performance.

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

We will likely conduct offerings of our equity securities in the future, in which case your proportionate shareholding interest in our Company will be diluted.

Since our inception, we have relied on the proceeds of private equity sales to non-affiliates and to our principal stockholder and loans from our principal stockholder to fund our operations. We will likely be required to undertake additional equity offerings in the future to finance our current business. If common stock is issued in return for additional funds, the price per share could be lower than that paid by our current stockholders. We anticipate continuing to rely on equity sales of our common stock in order to fund our business operations. If we issue additional stock, your percentage interest in us will be diluted.

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

SUNVAULT ENERGY, INC.
Date: August 14, 2013
	By:	/s/ John Crawford
	Name:	John Crawford
	Title:	President, Principal Executive Officer and Principal Accounting Officer and Chief Accounting Officer and Director

Exhibit Number	Description

31	Rule 13a-14(a)/15d-14(a) Certification - Principal Executive and Principal Accounting Officer
32	Section 1350 Certification
101.INS *	XBRL Instance Document
101.SCH *	XBRL Taxonomy Extension Schema Document
101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB *	XBRL Taxonomy Extension Label Linkbase Document
101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document

*XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.