Form 10-Q
period 2013-09-30
SunVault Energy, Inc.
filed 2013-11-14
CIK 1547716

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

SUNVAULT ENERGY, INC.
 (Exact name of registrant as specified in its charter)

Nevada	333-181040	27-4198202
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(I.R.S. Employer Identification No.)

190 East Stacy Road, Suite 306281 Allen, TX	75002
(Address of principal executive offices)	(Zip Code)

 440-281-2813
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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No ☒

As of October 25, 2013 there were 64,844,000 shares of company common stock issued and outstanding.

SUNVAULT ENERGY, INC.
Quarterly Report on Form 10-Q
TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Cautionary Note Regarding Forward-Looking Statements		3

Item 1.	Financial Statements (unaudited)	4

	Condensed Balance Sheets as of September 30, 2013 and December 31, 2012 (unaudited)	4

	Condensed Statements of Operations for three months and nine months ended September 30, 2013 and 2012, and for the Period Since Inception (December 8, 2010) to September 30, 2013 (unaudited)	5

	Condensed Statements of Cash Flows for nine months ended September 30, 2013 and 2012, and for the Period Since Inception (December 8, 2010) to September 30, 2013 (unaudited)	6

	Notes to Condensed Financial Statements (unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition of and Results of Operations	13

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	20

Item 4.	Controls and Procedures	20

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

In some cases, you can identify forward-looking statements by terminology such as “guidance,” “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “projects,” “potential,” “proposed,” “intended,” or “continue” or the negative of these terms or other comparable terminology. You should read statements that contain these words carefully, because they discuss our expectations about our future operating results or our future financial condition or state other “forward-looking” information. There may be events in the future that we are not able to accurately predict or control. You should be aware that the occurrence of any of the events described in our risk factors and other disclosures could substantially harm our business, results of operations and financial condition, and that upon the occurrence of any of these events, the trading price of our securities could decline. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, growth rates, and levels of activity, performance or achievements. Factors that may cause actual results, our performance or achievements, or industry results, to differ materially from those contemplated by such forward-looking statements include, without limitation:

●	our ability to obtain sufficient working capital to support our business plans, including the raising of funds through sales of our securities;

●	our ability to expand our product offerings;

●	our ability to develop our technology;

●	our ability to find an individual to serve as our new Chief Technology Officer after the resignation of our current Chief Technology Officer;

●
our ability to acquire revenue-generating assets, collaborate with academic institutions, governmental entities and major energy companies, and acquire third-party and royalty-generating licensing agreements;

●
our ability to survive through our current financial condition and economic conditions that may further adversely affect consumer demand for electricity, spending and investment, and as a result, adversely affect our financial condition.

Readers are cautioned not to place undue reliance on our forward-looking statements, which reflect management’s opinions only as of the date thereof. We undertake no obligation to revise or publicly release the results of any revision of our forward-looking statements, except as required by law.

SunVault Energy, Inc.
 (A Development Stage Company)
CONDENSED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2013	2012
ASSETS
Current assets:
Cash	$139	$14,230
Inventory	-	2,837
Total current assets	$139	$17,067

Website, net	-	4,000
Total assets	$139	$21,067

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)
Current liabilities:
Amount due to Premier Global Holdings Corp. – related party	$147,072	$-
Accrued liabilities	60,244	60
Total current liabilities	$207,316	$60

Stockholders’ equity (deficiency):
Common stock, $0.001 par value, 500,000,000 shares and 75,000,000 shares authorized at September 30, 2013 and December 31, 2012, 64,844,000 shares issued and outstanding at September 30, 2013 and 101,600,000 shares issued and outstanding at December 31, 2012 (restated for forward stock split of 20 for 1)	$64,844	$101,600
Additional paid-in capital – stock and stock equivalents	137,834	(15,501)
Common stock reserved for issuance – 333,333 shares to be issued at September 30, 2013	500,000	-
Common stock subscription receivable	(500,000)	-
Deficit accumulated during development stage	(409,855)	(65,092)
Total stockholders’ equity (deficiency)	$(207,177)	$21,007

Total liabilities and stockholders’ equity (deficiency)	$139	$21,067

The accompanying notes are an integral part of these condensed financial statements.

SunVault Energy, Inc.
 (A Development Stage Company)
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30		December 8, 2010 (inception) through September 30,
	2013	2012	2013	2012	2013

Sales	$-	-	-	-	-
Cost of sales	-	-	-	-	-
Gross margin (loss)	-	-	-	-	-

Operating Expenses
Selling, general and administrative expenses	176,940	-	323,177	-	323,177
Net operating loss	(176,940)	-	(323,177)	-	(323,177)

Other Income (expenses)
Interest expenses	-	-	-	-	-
Total other (expenses)	-	-	-	-	-

Net loss before provision for income taxes	(176,940)	-	(323,177)	-	(323,177)
Provision for income taxes	-	-	-	-	-
Net loss from continuing operations	$(176,940)	-	(323,177)	-	(323,177)

Discontinued operations:
Loss from discontinued operations	(3,500)	(30,006)	(21,586)	(57,448)	(85,466)
Other (expense) income, net	-	(1,365)	-	(4,095)	-
Income tax expense	-	-	-	-	(1,212)
Net loss from discontinued operations	(3,500)	(31,371)	(21,586)	(61,543)	(86,678)

Net loss	(180,440)	(31,371)	(344,763)	(61,543)	(409,855)

Basic and diluted net loss per common share:
– from continuing operations	$(0.00)	$(0.00)	$(0.00)	$(0.00)
– from discontinued operations	(0.00)	(0.00)	(0.00)	(0.00)
– from net loss	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares
– Basic and fully diluted (prior periods restated for forward stock split of 20 for 1)	79,408,529	101,600,000	94,060,505	93,086,131

The accompanying notes are an integral part of these condensed financial statements.

SunVault Energy, Inc.
 (A Development Stage Company)
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

			December 8, 2010
	For The Nine Months		(inception) through
	Ended September 30,		September 30,
	2013	2012	2013
Cash flows from operating activities:
Net loss	$(344,763)	(61,543)	(409,855)
Net loss from discontinued operations	(21,586)	(61,543)	(86,678)
Net loss from continuing operations	(323,177)	-	(323,177)

Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Increase in due to related company	147,072	-	147,072
Increase in accrued expenses	60,244	-	60,244
Net cash used in operating activities - continuing operations	(115,861)	-	(115,861)
Net cash used in operating activities - discontinued operations	(14,809)	(50,975)	(81,678)
Net cash flows used in operating activities	(130,670)	(50,975)	(197,539)

Cash flows from investing activities:
Net cash used in investing activities - continuing operations	-	-	-
Net cash used in investing activities - discontinued operations	-	-	(5,000)
Net cash flows used in investing activities	-	-	(5,000)

Cash flows from financing activities:
Net cash provided by financing activities - continuing operations
Proceeds from the sale of common stock-net	116,000	-	116,000
Net cash provided by financing activities - discontinued operations	579	58,095	86,678
Net cash flows provided by financing activities	116,579	58,095	202,678

Net increase (decrease) in cash	(14,091)	7,120	139

Cash, beginning of period	14,230	95,188	-

Cash, end of period	$139	102,308	139

Supplemental disclosures of cash flow information:
Cash paid during development stage for interest	$-	-	5,046
Cash paid during development stage for taxes	$-	-	1,212

The accompanying notes are an integral part of these condensed financial statements.

SunVault Energy, Inc.
 (A Development Stage Company)
Notes to Condensed Financial Statements
September 30, 2013
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

Note 3- Organization , Principal Activities and Related Parties Assignment of Intellectual Property Rights

Business

SunVault Energy, Inc. (the “Company”), a development stage company, was incorporated in Nevada on December 8, 2010 under the name “Organic Treehouse Ltd.” On May 24, 2013, the Company amended its Certificate of Incorporation (i) to change its name from “Organic Treehouse Ltd.” to “SunVault Energy, Inc.” and (ii) to increase the total authorized shares of capital stock to 500,000,000 shares with a par value of $0.001 per share. The Company previous business was in the wholesale and retail distribution of organic infant and toddler products. This business was discontinued on May 8, 2013 with a change in ownership. The Company’s current business is to provide renewables integration into energy production, energy delivery and energy consumption. The Company plans to develop a small appliance in which to eliminate a significant portion of the labor and component cost of conventional solar/battery systems of similar performance. The system will eventually consist of an active energy material capable of storing and creating energy simultaneously at the molecular level, anticipated to dramatically reduce electronics and assembly/installation labor.

Change in Control and Name of the Company

On May 8, 2013, pursuant to a securities purchase agreement (the “Agreement”), by and among the former majority shareholder (“Former Shareholder”) of the Company with Millennium Trends International Inc. (“Millennium”), Westpoint International, Inc. (“Westpoint”) and their related corporate entities (“Entities’), the Former Shareholder sold all of her 80 million shares (4 million shares prior to the forward 20 to 1 stock split) of common stock she held in Organic Treehouse Ltd. to Millennium, Westpoint and their related Entities. Following the consummation of the transaction contemplated by the Agreement, this group of related Entities held collectively 78.74% of the voting securities of the Company. The transaction resulted in a change in control of the Company from the Former Shareholder to Millennium, Westpoint and their related Entities.

On May 8, 2013, in accordance with the terms of the Agreement, the Former Shareholder of the Company who was the President, Chief Financial Officer, Secretary and Director at that time, resigned from her positions and left the Company effective immediately upon consummation of the transaction pursuant to the above Agreement. On May 8, 2013 in accordance with the terms of the Agreement, John Crawford was appointed president, chief executive officer and chief financial officer, and he has been acting as such since his appointment. Additionally, the registrant appointed Rory Husch as secretary of the registrant.

Additionally, the Company requested a voluntary symbol change from “ORGL” to “SVLT”. The market effective date of the name change to SunVault Energy, Inc. and symbol changed to SVLT was on June 28, 2013. Refer to note 8 regarding amendments to the Articles of Incorporation.

Discontinued Operations

In connection with the change in control and the transfer of intellectual property to the Company, as discussed in this note, the present management of the Company effectively discontinued all the operations of the prior business and is now working on developing its renewable energy technology and other energy projects. From the inception of the Company (December 8, 2010) until May 8, 2013 (date of the change in control of the Company – period of discontinued operations), the Company had generated approximately $241,000 in total revenues from discontinued operations and has incurred net loss from discontinued operations during this period of approximately $87,000. This net loss is shown in the accompanying statement of operations under the caption, loss from discontinued operations.

Assignments and Transfers of Intellectual Property Rights - Transfers between Related Entities under Common Control

On May 8, 2013, the date there was a change in control in the Company with Millennium, Westpoint and their related entities as noted above, the Company received a 50 percent interest in certain intellectual property (“Joint IP”) that was transferred to the Company from Millennium for total consideration of $1. This transaction was accounted for as a transfer between entities under common control and the cost of this intangible asset was therefore based on the transferor’s (Millennium’s) historical cost of the asset. The transferor did not have an historical cost basis in the intellectual property at the time of transfer and therefore this asset was recorded at a $0 cost basis to the Company.

Prior to the Company’s acquisition of these Millennium intellectual property rights, Millennium had no significant business operations, or activities, revenue or expenses associated with these intellectual property rights and owns other intellectual property rights, and therefore the management of the Company determined that the related assignment of these intellectual property rights did not meet the definition of a “business” as defined by accounting standards, or as a “predecessor business”, as defined in SEC rules, therefore no business combination took place on May 8, 2013, the date of the transfer of these intellectual property rights to the Company. As a result of additional due-diligence and desire for increased Company focus, these Joint IP intellectual property rights were subsequently transferred back to Millennium on August 6, 2013 as part of another intellectual property exchange of which the Company holds now, see below.

On June 8, 2013, there was an Agreement for the transfer of intellectual property rights (“Premier IP”) between Millennium and Premier Global Holdings Corp. (“Premier”), a related party to the Company and Millennium, whereby Millennium agreed to transfer 3,150,000 shares of the Company’s common stock it obtained as part of the change in control in the Company to Premier’s debenture holders, as mentioned above, to satisfy Premier’s liability to all its debenture holders, in return for the transfer of Premier IP to Millennium. Millennium is a shareholder of Premier. Premier owns other intellectual property rights and therefore the management of the Company determined that the related assignment of these intellectual property rights did not meet the definition of a “business” as defined by accounting standards, or as a “predecessor business”, as defined in SEC rules, therefore no business combination with Premier took place on June 8, 2013.

On August 6, 2013, the Company entered into an assignment of intellectual property agreement (the “ Millennium Agreement”) with Millennium and its wholly owned subsidiary, Sunvault Holding Inc. (“Holding”) (Millennium & Holding together refer to as “Millennium”). The Company and Millennium each owned 50% of all rights, interests and title of the intellectual property Joint IP, see above May 8, 2013 intellectual property transfer, and Millennium owned all of the rights, interests, and title to the Premier IP, see above June 8, 2013 transaction. Under the terms of the Millennium Agreement, the Company agreed to assign the exclusive rights and title of its 50% interest in the Joint IP to Millennium for $1. Millennium agreed to assign exclusive rights and title in the Premier IP to Company for $1.

In addition to the above cash consideration of $1, Millennium agreed to surrender for cancellation 36,850,000 shares it held in the Company’s common stock that was acquired at the time of the change in control on May 8, 2013 and transferred 3,150,000 shares on June 8, 2013 of the Company’s common stock to the Premier debenture holders to satisfy Premier’s liability to its debenture holders. The Company agreed to issue to Millennium 20,000,000 purchase warrants (these warrants remain unissued as of September 30, 2013) to purchase shares of common stock of the Company, at an exercise price of $2.00 per share, expiring 10 years from the date of issuance.

All transactions were accounted for as transfers between entities under common control with no gain or loss recognized on the transfer of the Joint IP and Premier IP between the Company and Millennium. The cancellation of the 36,850,000 shares were recorded as a reorganization of the Company’s capital structure by Millennium, therefore no gain or loss was recognized on the cancellation of these common shares and no value was attributed to the Premier IP acquired by Millennium through the issuance of the Company’s 3,150,000 shares to the Premier debenture holders by Millennium, as Millennium and Premier are also entities under common control. The Company recorded this cancellation of the 36,850,000 common shares as a reduction of common stock outstanding at par value and an increase in additional paid-in capital, both valued at the common stock par value of $0.001 per share. The 20 million warrants that were to be issued as part as the intellectual property transfer are to be subsequently cancelled by the Company as the rights to certain intellectual property rights received by the Company as part of the Premier IP transfer agreement expired and can no longer be used by the Company.

Note 4- Going Concern and Capital Resources

If the Company cannot raise the needed equity or debt capital to fund the development of its technology and support its present business operations in the near future, the Company will need to cease its current business operations in 2013 or early 2014. If the proper funding is received, the Company’s business operations are anticipated to expand, therefore operating expenses will increase and the profit margins and equity capital it obtains in the future may not be able to cover the increase in its operating expenses and the Company may not be able to develop into a profitable business in the future.

The Company as of September 30, 2013 has $139 in cash and negative working capital. The Company is in the process of trying to raise capital and is looking at various financing alternatives. The required working capital will have to be raised through equity financing, debt financing, or other sources, which will result in the dilution in the equity ownership of current shareholders. The Company’s current business plan, if proper financing is received, anticipates a total cash burn rate of approximately $3 million to $5 million per year to fund its planned future operations.

The Company will also need more funds if the costs of commercialization and further development of its technology are greater than what they have anticipated. The Company will also require additional financing to sustain its business operations if it is ultimately not successful in earning revenues in the future. The Company currently does not have any firm financing commitments in place and the Company may not be able to obtain financing at all. Therefore there are no assurances that the Company will be able to fund its continued operations in 2013 or early 2014. Even if additional financing is available, it may not be available on terms it finds favorable. Failure to secure the needed financing to fund present operations will have an adverse effect on the Company’s ability to remain in its current business and continue as a going concern. The accompanying financial statements at September 30, 2013 do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Fiscal Year: The Company's fiscal year ends December 31.

Use of Estimates: The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the balance sheets and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates. There were no significant estimates for the three and nine months ended September 30, 2013 and 2012.

Amortization of Website: The accompanying balance sheet reflects our websites at cost less accumulated amortization. We discontinued the use of these websites and wrote off the remaining unamortized cost as of September 30, 2013.

Provision for Income Taxes: The Company’s provision for income taxes includes all currently payable federal and state taxes that are based on the Company's taxable income and the change during the fiscal year in net deferred income tax assets and liabilities. The Company provides for deferred income taxes based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates that will be in effect when the differences are expected to reverse. The Company’s policy is to recognize the effect that a change in enacted tax rates would have on net deferred income tax assets and liabilities in the period that the tax rates are changed. There were no deferred income tax assets and income tax liabilities at September 30, 2013 and December 31, 2012.

Management evaluates items of income, deductions and credits reported on the Company’s various federal and state income tax returns filed and recognizes the effect of positions taken on those income tax returns only if those positions are more likely than not to be sustained. Recognized income tax positions are measured at the largest amount that has a greater than 50% likelihood of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. Based on its recent evaluation, the Company has concluded that there are no significant uncertain tax positions requiring recognition in the accompanying financial statements. Tax years open to federal or state general examination or other adjustments were for the years ended 2010 to 2012. The Company’s policy is to accrue interest expense and penalties as appropriate on any estimated unrecognized tax benefits as a charge to interest expense in the Company’s statements of operations.

Earnings (Loss) Per Share: The Company calculates basic earnings per share by using a weighted average of the number of shares outstanding during the reporting periods. Diluted shares outstanding are calculated in accordance with the treasury stock method, which assumes that the proceeds from the exercise of all exercisable options would be used to repurchase shares at market value. There were 94,000 warrants outstanding to investors at September 30, 2013. These warrants outstanding were anti-dilutive due to the Company having a loss for the three months and nine months ended September 30, 2013.

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

Foreign Currency Transactions: For the three months and nine months ended September 30, 2013 and 2012, there are no gain and loss on foreign currency transaction as all transactions are denominated in US dollars.

Recently-Issued Accounting Standards: Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

Note 6 –Inventory

Inventory – Discontinued Operations

	September 30,	December 31,
	2013	2012
Major classes of inventory were as follows:
Inventory - Finished Goods	$-	$2,837

Write-Down and Disposal of Inventory

The Company discontinued these prior operations on May 8, 2013 and the entire remaining inventory of the prior operations was contributed to various charities and there were no proceeds received by the company.

Note 7 – Due to related party

As part of the transfer of Premier IP from Millennium to the Company, all operating expenses incurred by Premier from the date in the change of control (May 8, 2013) to September 30, 2013 were to be reimbursed by the Company to Premier, until the Company is able to raise the necessary capital to pay for its operating expenses. This payable to Premier is due on demand and therefore is a current liability.

The total operating expenses incurred and due to Premier for the period May 8, 2013 to September 30, 2013 was $147,072. This amount is shown in the accompanying balance sheet under the caption Amount due to Premier Global Holdings Corp. - Related Party at September 30, 2013 and the related expenses shown as part of the loss from continuing operations on the accompanying statements of operations for the three months and nine months ended September 30, 2013 and as a loss from continuing operations on the statements of cash flows for the nine months ended September 30, 2013.

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

Total number of common stock outstanding at September 30, 2013 and December 31, 2012 was 64,844,000 shares and 101,600,000 shares, respectively, (restated to reflect the 20 for 1 forward stock split). This 20 for 1 forward stock split resulted in an increase in the par value of the common stock and a corresponding decrease in additional paid in capital of $96,520 at September 30, 2013 and December 31, 2012.

The Company raised, from July 1, 2013 to September 30, 2013, a total of $125,000 of capital through the subscription of 94,000 private placement units from the Company. The Company’s total gross proceeds from this private placement were $125,000 from two investors who purchased 94,000 units. There was a $9,000 commission paid out pursuant to the offering resulting in net proceeds received of $116,000. Each unit in the private placement consisted of one share of common stock and one common stock purchase warrant. These units in the private placement were sold at prices of $1.25 per unit and $1.50 per unit. The warrants have a term of 2 years and exercise prices of $2.00 and $3.00 per share. These investors are required to exercise their 94,000 common stock purchase warrants if the Company’s common stock price trades above $2.50 per share and for one investor who purchased 60,000 units at $1.25 per share, $3 per share, for a period of 14 consecutive days. All the capital raised from this private placement was used to fund the Company’s current operations.

Common Stock Subscribed

On August 12, 2013, Westpoint, a related party to the Company, pledged certain solar equipment to the Company in exchange for the purchase of 333,333 shares of common stock at $1.50 per share plus 333,333 warrants with an exercise price of $2.00 per share, exercisable for a 2 year period. A total of $500,000 from the anticipated proceeds from the sale of this pledged equipment will be used to pay for these 333,333 subscribed common shares. These common shares will not be issued until all the required $500,000 proceeds are received from the sale of this solar equipment. This pledged property is shown on the accompanying balance sheet at September 30, 2013 under the caption, common stock subscribed and a corresponding amount shown under the caption common stock reserved for issuance, both recorded at $500,000. The excess amount received from the sale of this solar equipment will revert back to Westpoint, the subscriber to these shares. The Company does not have title to this pledged equipment at September 30, 2013.

Note 9 – Subsequent Events

Letters of Intent - Acquisition of Two Solar Parks in Greece and Acquisition Financing

On October 31, 2013 the Company received its Board approval to enter into an Assignment and Amendatory Agreement with Westpoint who will assign its rights to acquire an 80% interest in two affiliates of BCI Renewables, both of which are special purpose vehicles (“SPV”s), that own two solar parks in Greece, to the Company. This Assignment agreement gives the Company the right to purchase the 80% equity interest in the SPV’s for approximately $6,689,000 less assumed project financing debt and subject to other purchase price adjustments upon closing. The transaction is subject to completion of final due diligence by the Company and the closing of successful acquisition financing from Westpoint, as noted below.

On November 4, 2013 the Company signed a financing term sheet of approximately $6,600,000 with Westpoint in connection with the acquisition of the above 80% equity interests in the two SPV’s. The closing of this financing agreement is subject to customary closing conditions and the completion of the Company’s due diligence relative to above mentioned acquisition of the 80% equity interests in the SPV’s. The closing date of this financing agreement is contemplated to be November 15, 2013 or as soon as possible thereafter. Under the terms of the financing agreement the Company will issue an 8% secured convertible note payable to Westpoint. This note is convertible into the Company’s common shares at a conversion price of $1.50 per common share at any time by Westpoint, by giving 5 business days of notice of conversion. The Company also has the right at any time to force conversion of the convertible note into its common shares, by giving 5 business days of notice. Westpoint shall have the right to put the convertible notes back to the Company in exchange for the 80% equity interests in the SPV’s held by the Company if its market capitalization falls below $32 million for 60 consecutive days. The Company shall have the right to put the convertible note back to Westpoint if its revenue share from the 80% equity interests it holds in the SPV’s falls below 95% of the targeted revenue amounts, as defined under the financing term sheet.

Issuance of Convertible Notes to Service Providers

On November 1, 2013, the Company issued 8% promissory notes to two service providers for professional fees, notes due April 1, 2014, totaling $40,000. The holders of the notes have a right to convert the unpaid principal and accrued interest into common shares at a price of $0.50 per share, which was the market price of the common stock at the date of the note. One note holder will receive an additional 45,000 common shares upon their initial conversion of their unpaid balance of their note into common shares.

Item 2. Management’s Discussion and Analysis of Financial Conditions of Operations.

General Overview

Sunvault Energy, Inc. (the “Company,” “we,” “us,” “our,” and “SunVault”)’s mission is to bring cost effective generation and energy storage to the solar industry through a seamless and simultaneous integration of energy generation and storage at the molecular level. We believe this technical approach has the potential to enable one of the lowest overall system cost structures while operating at maximum efficiency as a result of fewer electronic components and integration into a vertical mass-produced appliance. SunVault’s objective is to then facilitate global energy sales through a Distributed Utility business model built upon and around the company’s All-in-One™, PolyCell™ and Vertical Solar Appliance technology platforms. All of our technology is still in the early developmental stage and will require licensing agreements with other third party entities so as to augment their technology and patent it into the Company’s intellectual property. We expect this licensing strategy will be used to further develop and build upon these third party technologies in order to execute the Company’s business plan and facilitate increased speed-to-market of our products. Our new corporate website is www.sunvaultenergy.com; this website is not incorporated into this filing.

The Company’s current business strategy is as follows:

1.
Purchase revenue generating renewable assets that align with the corporate mission so as to lessen the Company’s dependency on external funding sources while simultaneously serving as an existing socket in which to plug proprietary SunVault products into once our products come to fruition and become commercially viable;

2.	Align with two leading technical universities to develop the Appliance and All-in-One™ platforms, described below;
3.	Acquire supporting/augmenting licensing agreements with third parties required to fully develop the PolyCell manufacturing platform;
4.
Bundle subsequent SunVault-owned technology platforms combined with third party Licensing Agreements and seek to align with a governmental entity capable of bringing cutting-edge laboratory access, technical minds and the ability to procure on a mass-scale once the product becomes available.

5.
Once the technology platforms are production ready, align with a for-profit global energy brand that brings manufacturing, distribution and a complimentary energy product portfolio and generate revenue via a royalty licensing model.

SunVault is a development stage company founded in part by John Crawford, a former Energizer Battery employee. SunVault is bringing cost-effective energy generation and energy storage to the solar and electricity industries. SunVault views the global energy dilemma as a system problem, involving all aspects of the way electricity is produced, consumed and managed. Three platform technologies underpin SunVault: 1) PolyCell™ batteries for energy storage, 2) All-in-One™, a new energy generation/storage chemistry and 3) a vertical solar appliance. These platforms and a commercialization strategy have been crafted in an attempt to redefine all aspects contributing to the total cost of electricity.

PolyCell™ is a fundamentally new, proprietary, patent pending method for assembling a multi-celled battery. The PolyCell™ technical mindset is built upon technology currently in production operating at TRL level 9 but slated for mobile applications such as electric vehicles, scooters, etc. These current products, not produced by the Company, are intended for small scale storage, <5kWh per unit. SunVault anticipates building upon this working knowledge so as to develop advanced processes to manufacture large, 50kWh, 120V batteries having the potential to be the lowest cost stationary batteries on the market at $100/kWh. This cost compares to $300-350/kWh for the nearest alternatives such as lead-acid and molten salt batteries. The cycle life of large scale PolyCell™ storage batteries is anticipated to deliver electricity at grid parity cost upon market entry. SunVault currently needs funding to execute its plan to develop additive manufacturing techniques and production scale-up.

All-in-One™ is primarily a photovoltaic (PV), electrochemical cell invented for the purposes of generating and storing energy at the molecular level. It is not a solar panel or a battery. It is a new chemistry that combines the functions of each into one seamless and potentially disruptive, low cost energy solution. One can think of this technology as a solar panel that stores its own energy and provides power when the sun goes down. The concept has been experimentally verified, demonstrated by video via the company’s website with a current TRL of 3. This technology anticipates eliminating the cost and complexity of power conversion when charging batteries with PV by building this functionality into the chemistry of the photoactive material. Research suggests power conversion costs account for ⅓ to ½ of the system cost.

PolyCell™ and All-In-One™ chemistry enable SunVault’s ultimate vision of a three-dimensional solar appliance. Energy cost and installation complexity are significantly reduced with this appliance by integrating energy generation and storage into one unit which eliminates the boots-on-the-roof and other custom engineering associated with conventional solar installations. The appliance is envisioned to be installed in a matter of hours as opposed to days. Multiple appliances could be theoretically aggregated and controlled remotely by entities tasked with integrating 100% renewable energy production portfolio. A vertical appliance, perhaps similar in size to a water heater, will produce 2-20 times the energy in an equivalent footprint compared to conventional solar. This performance suggestion has been verified experimentally by research developed at the Massachusetts Institute of Technology. Initially, we expect that conventional PV materials will be integrated with PolyCell™ to commercialize this technology. Ultimately, the All-in-One™ chemistry is expected to be the low cost solution for this appliance approach but this will take time to develop, refine and acquire necessary agency approvals. Appliances can be scaled for both residential and industrial use and can be aggregated in such a manner as to enable 100% clean renewable energy independent of whether the sun shines or the wind blows.

Our Business and Patent Pending Technology

Our platform technology is comprised of four patents-pending applications that are anticipated to be combined with future rights to other patented and patent pending technologies.

Our Intellectual Property

Our four pending patent applications are in the early development stage, requiring licensing agreements with third parties upon which to further develop their technologies to facilitate and execute our business plan:

•	SVLT patent application #1 US 61/834,394

This provisional patent application is related to coatings and films which improve the aesthetics of existing solar panels without impeding their efficiency. While the potential technology has use in existing, typical solar installations, the primary purpose for its development is to enable aesthetics and performance targets for the vertical photovoltaic energy generation/storage appliance.

•	SVLT patent application #2 US 61/834,396

This provisional patent application is related to a vertical appliance which generates and stores energy from the sun. Its value proposition is the potential to provide electrical energy at grid parity pricing even when the sun is not shining. The reason for the vertical aspect is that it provides more power per area illuminated. Going vertical also eliminates solar panels on the roof of a structure and decreases associated installation time and cost. When the energy storage is integrated and these appliances are grid tied, they enable a distributed aggregation business model. Such a model allows remote access for utility companies to defer capital expenditures by using these appliances for peak shaving and load shifting as opposed to gas-fired peaker turbines or similar carbon-emitting generation

•	SVLT patent application #3 US 61/834,399

This provisional patent application covers the PolyCell™ battery design and installation strategy. The PolyCell™ battery design is enabled by a manufacturing method which will potentially produce cost effective electrical energy storage for renewables. PolyCell™ is also an enabler for the vertical appliance, as it is anticipated to be the lowest-cost method in which to store the majority of the energy in that system.

•	SVLT patent application #4 US 61/831,580

This provisional patent application covers all of the technology in the broad technology roadmap.

In regard to the All-in-One™ technology, the Company had intentions to enter into technology license agreement with the University of British Columbia pertaining to a unique organic chlorophyll-based simultaneous energy generation and storage technology. After significant investment in time and research, the Company now believes that we have superseded this organic bio-based solar technology with an alternative technology which we now refer to as “All-In-One”. The licensing rights, previously negotiated and consummated with Millennium Trends International Inc., or Millennium, will be transferred back to Millennium due to Company concerns regarding performance and lifetime constraints. We do not anticipate exercising the licensing rights to the technology from the University of British Columbia, instead focusing our efforts on this new and improved “All-In-One” technology. This new technology is in its nascent stage and our patent applications are expected to be filed before the end of 2013. Nevertheless, the Company’s proprietary All-in-One™ technology meets many of the current performance requirements to power remote sensors and other low-drain devices. We are also currently in negotiations for the synergistic and supporting licensing rights to this technology, which are expected to be executed before the end of 2013.

Pending Trademark Applications:

•	SunVault corporate name (US Application 85857326) – Application date June 8, 2013

Future Business Operating Segments

The Company, upon receiving the necessary financing to execute its business plan, anticipates establishing three Global Business Units operating under the SunVault Energy umbrella, namely;

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

SunVault Energy Materials has been tasked to commercialize the Company’s flagship technology frequently referred to as All-in-One™; an active material that stores and creates energy simultaneously at the molecular level in a multi-phase format. This technical approach has the potential and is expected to enable a lower system cost at maximum efficiency. As noted above, the Company anticipates entering into a license agreement with a third party to further develop this technology.

The technology is believed to be immediately applicable to the global remote sensor/display/medical device market. Research suggests the energy supply component of this market is estimated to be approximately $500 million in Europe alone. The Company’s revenue model, based on the time the Company receives the necessary financing to start its research and development activities, is expected to be derived as a function of supplying its flagship active material to leading system integrators in these three designated fields of use. Our All-in-One™ patent-pending energy material is analogous to battery manufacturers supplying the power component to a device integrator (ie. flashlights, cellphones, etc). Our All-in-One™ technology can be thought of as a solar panel and a battery, wrapped up into one potentially low-cost unit.

The All-in-One technology is expected to continue to be optimized and immediately grow the Company’s ability to supply the remote sensor market and potentially begin penetration into the lucrative personal electronic device market (ie. cellphones, tablets, portable LED lighting). While these initial target markets are critical for the SunVault business, the ultimate destination for our All-in-One™ technology is global electrical utility, industrial, commercial and residential applications.

 All-in-One’s performance, as demonstrated via video on the Company’s website, has an operating voltage of 0.4 volts with an energy storage capacity of 100 milli-joules per square centimeter.

The Company believes that the All-in-One™ energy material can be integrated into every form of AC and DC electrical power use. For clarity, the All-in-One™ technology is neither a solar panel nor a battery. It is an active energy material that when subjected to sunlight generates and stores energy simultaneously at the molecular level. This energy material has the potential to make obsolete the traditional solar panel on the roof, racking, wiring, connections, labor, batteries in the basement, charge controllers, etc. It is with this thought basis that the Company expects it can present a new alternative to renewable energy. We expect, after obtaining the required amount of financing to advance this technology, to have this All-in-One™ energy material commercially viable in small power applications in approximately 24 months to 36 months. We are currently working to determine the amount of financing needed to develop this technology.

SunVault Energy Storage Systems plans to deliver large scale energy storage (battery) solutions so as to facilitate energy arbitrage and integrate renewables such as solar farms in the Alberta, Canada market. We expect to use the electricity markets in Alberta Canada as our market entry point in early to mid-2014.

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

We anticipate all Alberta arbitrage projects in the future will incorporate SunVault’s patent-pending PolyCell™ and All-in-One™ technologies in addition to best-in-class components that are accessible in the market today. We expect, after completing and obtaining the required amount of financing to advance this technology, to have PolyCell™ commercially viable in 24 months to 36 months. We are currently working to determine the amount of financing needed to develop this technology. The Alberta market is a natural entry point due to geographic proximity, although markets in Germany and Asia are beginning to emerge in to the global spotlight due to the recent establishment of significant government financial support programs.

SunVault Energy Appliances has been created so as to eliminate the ”boots-on-the-roof” currently associated with conventional solar installations via the Company’s patent-pending vertical integration techniques. Research suggests that approximately 40% of the cost of conventional solar roof installations are related to this continually escalating labor component. With photovoltaic active material dropping at a continuous pace, the Company anticipates its patent-pending vertical 3D appliance approach to attract market attention. Collaboration and further optimization is anticipated with a leading university on the topic, depending on the amount and timing of our future financing, sometime in 2013 or 2014 so as to optimize the integration approach. The appliance model is anticipated to enable the installation and trenching to the electrical meter set in a matter of hours as compared to multiple days with conventional solar installations. We expect, after obtaining the required amount of financing to advance this technology, to have this Energy Appliance commercially viable in 24 months to 36 months. We are currently working to determine the amount of financing needed to develop this technology.

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

On August 6, 2013, Company assigned all of its rights, interests and its share in this Joint IP back to Millennium for a 100 percent interest in the intellectual property the Company now owns, mentioned above. The Company has let its rights to certain intellectual property acquired in this transfer to expire. See Note 3 to our Financial Statements included in this Quarterly Report on Form 10-Q for further information on how these intellectual property rights were acquired by the Company.

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

Results of Operations for the three months ended September 30, 2013 and September 30, 2012

Continuing Operations - three months ended September 30, 2013:

For the three months ended September 30, 2013, the Company incurred net loss of approximately $177,000 which mainly comprised of research and development of approximately $19,000, payroll expenses of approximately $96,000, advertising and promotion expenses of approximately $16,000, professional fees of approximately $14,000, and other operating expenses of approximately $32,000.

Discontinued Operations – three months ended September 30, 2013 and 2012:

Our net loss from Discontinued Operations for the three months ended September 30, 2013 was approximately $4,000. For the three months ended September 30, 2012, the Company had incurred a net loss from discontinued operations during that same period of approximately $31,000. The decrease in net loss from discontinued operations was primarily due to a decrease in professional fees and other general and administrative costs. This decrease in net loss in 2013 was due to our decrease in selling, general and administrative expenses.

Results of Operations for the nine months ended September 30, 2013 and September 30, 2012

Continuing Operations:

For the nine months ended September 30, 2013, the Company incurred net loss of approximately $323,000 which mainly comprised of research and development expenses of approximately $42,000, payroll expenses of $152,000, patent pending legal expenses of approximately $27,000, corporate promotion of $17,000, marketing expenses of approximately $32,000 and professional fees and other operating expenses of $53,000.

Discontinued Operations:

For the nine months ended September 30, 2013 and September 30, 2012, the Company had incurred a net loss from discontinued operations of approximately $22,000 and $62,000, respectively. The decrease in loss is due to the decrease in selling, general and administrative expenses.

Results of Operations from the period December 8, 2010 (inception date) to September 30, 2013

Continuing Operations:

For the period December 8, 2010 (inception date) to September 30, 2013, the Company incurred net loss of approximately $323,000 which mainly comprised of research and development expenses of approximately $42,000, payroll expenses of $152,000, patent pending legal expenses of approximately $27,000, corporate promotion of $17,000, marketing expenses of approximately $32,000 and professional fees and other operating expenses of $53,000.

Discontinued Operations:

For the period December 8, 2010 (inception date) to September 30, 2013, the Company has generated a net loss of $87,000.

Our selling, general and administrative expenses consisted of charges for marketing consulting services, professional fees incurred for being a public company, website maintenance, credit card fees, bank charges, office maintenance, communication expenses, courier, postage, office supplies, and travel.

Liquidity and Capital Resources

As of September 30, 2013, we had $139 of cash, total assets of approximately $139 and negative working capital of approximately $207,000 compared to $14,230 in cash, approximately $21,000 in total assets and approximately $17,000 in working capital as of December 31, 2012.

The following table provides detailed information about our net cash flow for all financial statement periods presented in this Report:

Cash Flow – Continuing Operations

	Nine Months Ended September 30,		December 8, 2010 (inception) through September 30,
	2013	2012	2013

Net cash (used in) operating activities	$(130,670)	$(50,975)	$(197,539)
Net cash (used in) investing activities	$-	$-	$(5,000)
Net cash provided by financing activities	$116,579	$58,095	$202,678
Net cash inflow (outflow)	$(14,091)	$7,120	$139

Operating Activities – Continuing Operations

Cash used in operating activities from continuing operations for the nine months ended September 30, 2013 was $115,861, which consisted of a net loss of $323,177 as well as the effect of decrease in our working capital in $207,316. The decrease in working capital was due to an increase in due to a related company of $147,072 and an increase in our accrued expenses of $60,244. See Note 7 to our Financial Statements included in this Quarterly Report on Form 10-Q for further information on the loan to this related company.

Operating Activities – Discontinued Operations

Cash used in operating activities from discontinued operations in the nine months ended September 30, 2013 consisted of net loss adjusted for non-cash expense items such as amortization, as well as the effect of changes in working capital. Cash used in operating activities from discontinued operations in the nine months ended September 30, 2013 was $14,809, which consisted of a net loss of $21,586, adjustments for non-cash expense items totaling $750 of amortization, a valuation allowance for slow moving inventory of $2,837 and cash provided by working capital of $3,190. The cash provided by working capital was due to the decrease in inventory of $5,674. This amount was offset by cash used in working capital which consisted of decrease in accrued liabilities of $2,484 for payment of professional fees.

Cash used in operating activities from discontinued operations in the nine months ended September 30, 2012 consisted of net loss adjusted for non-cash expense items such as amortization, as well as the effect of changes in working capital. Cash used in operating activities from discontinued operations in the nine months ended September 30, 2012 was $50,975, which consisted of a net loss of $61,543, adjustments for non-cash expense items totaling $750 of amortization and cash provided by working capital of $9,818. The cash provided by working capital was due to the decrease in consigned inventory of $38,085. This amount was offset by cash used in working capital which consisted of an increase in accounts receivable of $8,647, decrease in accrued liabilities of $1,152 for payment of professional fees and a decrease in deferred revenue of $18,468 due to the increase in inventory sales.

Cash used in operating activities from discontinued operations from December 8, 2010 (inception) to September 30, 2013 consisted of net loss adjusted for non-cash expense items such as amortization, as well as the effect of changes in working capital. Cumulative cash used in operating activities was $197,539, which consisted of a net loss of $323,177, adjustments for decreases in working capital items totaling $207,316 and changes in working capital from discontinued operations of $81,678.

Investing Activities

During the nine months ended September 30, 2013 and 2012, we had no investing activities and for the period from December 8, 2010 (inception) to September 30, 2013, total cash used in our investing activities of $5,000. This decrease in 2012 was due to an increase in our website development costs of $5,000 in 2011.

Financing Activities

During the nine months ended September 30, 2013, we had net cash provided by financing activities of $116,579. This cash was provided by proceeds from the sale of our common stock in our private placement. See Note 8 to our Financial Statements included in this Quarterly Report on Form 10-Q for further information regarding the sale of our common stock for net proceeds of $116,000.

During the nine months ended September 30, 2012, we had net cash provided by financing activities of $58,095. The Company sold its common shares in a private placement dated March 1, 2012 and sold during this period 21,600,000 (restated for forward stock split of 20 for 1) common shares in this private placement of our common stock with total proceeds of $54,000. We have net cash provided by financing activities of $202,678 for the period December 8, 2010 (inception) to September 30, 2013.

Liquidity and Capital Resources Available to Us

At September 30, 2013 and the date of this filing, we do not have any cash on hand to pay our current operating expenses and to execute our current business plan and if we do not raise the necessary equity capital in the next 3 months from the date of this filing, we will not be able to execute our current business plan. Our total cash requirements may also exceed the future financing we are able to obtain. Currently, we do not have sufficient cash in our bank accounts to cover our current expenses and estimated future expenses. We do not have any formal agreements with management for advancing funds to the Company and we do not have any other external sources of financing available to us at the present time.

We intend to meet our cash requirements for the next 12 months through equity financing, if such equity financing becomes available to us. There is no assurance that we will be successful in obtaining any such affiliate loans or in completing any private placement financings to continue our current operations.

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

Critical Accounting Policies

Our financial statements are impacted by the accounting policies used and the estimates and assumptions made by management during their preparation. A complete listing of these policies is included in Note 5 of the notes to our financial statements for the three months and nine months ended September 30, 2013 and 2012, and for the period since inception (December 8, 2010) to September 30, 2013. We have identified below the accounting policies that are of particular importance in the presentation of our financial position, results of operations and cash flows, and which require the application of significant judgment by management.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, or the Act, as of September 30, 2013. We do not have sufficient segregation of duties within accounting functions, which is a basic internal control. Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals. Based on this evaluation, our chief executive officer and chief financial officer have concluded such controls and procedures to be not effective as of September 30, 2013 to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

We will recruit experienced professionals to ensure that we include all necessary disclosures in our filings with the Securities and Exchange Commission. Although we believe that this corrective step will enable management to conclude that the disclosure controls over our financial reporting are effective when the staff is trained, we cannot assure you these steps will be sufficient. We may be required to expend additional resources to identify, assess and correct any additional weaknesses in internal control.

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

Item 1A. Risk Factors

Risk Associated with our Current Financial Resources and Capital Resources That Are Available to Us

We do not presently have sufficient cash to meet our current financial obligations and our cash requirements for the next 12 months and we are not certain that we will be able to secure the financing we need to meet those requirements. We do not have any current financing arrangements in place and if we do not obtain the necessary financing we need to satisfy our current financial requirements to execute our business plan, we may have to abandon our current business strategy sometime in 2013.

As of September 30, 2013, we had $139 in cash. We intend to meet our ongoing cash requirements of approximately in the range of $3 million to $5 million for the next 12 months by raising the shortfall through a combination of equity financing from investors if we are able to identify other investors willing to purchase our securities or loan funds to us. We may not be able to secure financing from other investors who can provide additional financing to us. If financing is available, it may involve issuing securities which could be dilutive to holders of our capital stock. If we do not raise additional capital from conventional sources, such as our existing or new investors or commercial banks, it is likely that our growth will be restricted and we may be forced to scale back or curtail implementing our business plan and our business may fail.

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

We serve the renewable energy market and other industries, some which are regulated. Our designs differ, and if more costly, acceptance of our designs may be hampered.

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

The industry in which we compete is characterized by rapidly changing technology, a large number of patents, and frequent claims and related litigation regarding patent and other intellectual property rights. There can be no assurance that our patents and other proprietary rights will not be challenged or alleged to infringe on others, invalidated, or circumvented; that others will not assert intellectual property rights to technologies that are relevant to us; or that our rights will give us a competitive advantage. In addition, the laws of some foreign countries may not protect our proprietary rights to the same extent as the laws of the United States.

General Business Risks and Risks Relating to our Business

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

We are currently a development stage company, and to date, our development efforts have been focused primarily on the development of our relationship with the Alberta, Canada energy market and other markets for remote sensors and cell phones. Our business model is to develop or acquire existing renewable operating assets to enable a market for our products. We have limited operating history for investors to evaluate the potential of our business development. Planned principal operations have commenced, but there has been no revenue from our products to date. Our technology platforms have not reached a point where we can mass produce product based on the technology, and we will not be in a position to commercialize such products until we complete the design development, manufacturing process development and pre-market testing activities. There can be no assurance that our development and testing activities will be successful or that our proposed products will achieve market acceptance or be sold in sufficient quantities and at prices necessary to make them commercially viable.

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

We rely upon members of our senior management. The loss of Mr. Crawford would have an adverse effect on the Company.

Our success depends upon our senior management, Mr. Crawford’s knowledge of the renewable power industry, his network of key contacts within that industry and in governments and, in particular, their expertise in the potential markets for the Company’s technologies and products are critical to the implementation of our business model. Mr. Crawford will likely be a significant factor in our future growth and success. The loss of services by Mr. Crawford would likely have a material adverse effect on our Company. We have also recently received the resignation of Mr. Mark Schubert, our Chief Technology Officer. We may not be able to find someone to replace Mr. Schubert who is technically capable to conduct the necessary work to further development our technology.

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

Risks Relating to the Ownership of Our Securities

Certain of our existing stockholders have substantial influence over our company, and their interests may not be aligned with the interests of our other stockholders.

Certain related entities own a majority of our common stock. As a result, they have significant influence over our business, including decisions regarding future fundraising, asset acquisitions, mergers, consolidations and the sale of all or substantially all of our assets, election of directors and other significant corporate actions. This concentration of ownership may also have the effect of discouraging, delaying or preventing a future change of control, which could deprive our stockholders of an opportunity to receive a premium for their shares as part of a sale of our company and might reduce the price of our shares.

There may be volatility in our stock price, which could negatively affect investments, and stockholders may not be able to resell their shares at or above the value they originally purchased such shares.

The market price of our common stock may fluctuate significantly in response to a number of factors, some of which are beyond our control, including:

●	quarterly variations in operating results;
●	changes in financial estimates by securities analysts;
●	changes in market valuations of other similar companies;
●
announcements by us or our competitors of new products or of significant technical innovations, contracts, receipt of (or failure to obtain) funding or support, acquisitions, strategic partnerships or joint ventures;

●	additions or departures of key personnel;
●	any deviations in net sales or in losses from levels expected by securities analysts, or any reduction in political support from levels expected by securities analysts;
●	future sales of common stock; and

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

We will likely conduct offerings of our equity securities in the future, in which case your proportionate shareholding interest in our Company may become diluted.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On July 29, 2013, we sold a total of 94,000 units for $125,000 gross proceeds to two investors. 60,000 units were sold to one investor at $1.25 per unit and 33,333 units were sold to another investor at $1.50 per unit. Each unit consists of one share of common stock and one common stock purchase warrant. The warrants have a term of two years and an exercise price of $2.00 per share. The warrants must be exercised if our common stock price trades above $2.50 per share for a period of 14 consecutive days.

On August 12, 2013, Westpoint International, Inc., a related party to us, pledged certain solar equipment to us in exchange for the purchase of 333,333 shares of common stock at $1.50 per share plus 333,333 warrants with an exercise price of $2.00 per share, exercisable for a two-year period. A total of $500,000 from the anticipated proceeds from the sale of this pledged equipment will be used to pay for these 333,333 subscribed common shares. These common shares will not be issued until all the required $500,000 proceeds are received from the sale of this solar equipment. No selling commissions were paid in connection with the sale of securities described in this paragraph.

Each of the issuances of our equity securities described above was made in reliance on the exemption from registration under the Securities Act of 1933, or the Securities Act, set forth in Section 4(a)(2) of the Securities Act, as a transaction not constituting a public offering of securities because the securities were issued privately without general solicitation or advertising.

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
Date: November 14, 2013
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