Form 10-K
period 2013-12-31
SunVault Energy, Inc.
filed 2014-04-15
CIK 1547716

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to _________
Commission file number 333-181040

SUNVAULT ENERGY, INC.
(Exact name of registrant as specified in its charter)

Nevada	27-4198202
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

150 W. Axton Road, Bellingham, WA	98226
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (778) 478-9530

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
None	None

Securities registered pursuant to Section 12(g) of the Act:

None
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the last 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-K (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The aggregate market value of Common Stock held by non-affiliates of the Registrant on June 28, 2013 was $39,302,250 based on a $1.885 average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date. 89,211,797 common shares as of April 14, 2014.

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART I

Item 1. Business

This annual report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause our performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are stated in United States dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

In this annual report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to “common shares” refer to the common shares in our capital stock.

As used in this current report and unless otherwise indicated, the terms "we", "us", "our" and “SunVault” mean SunVault Energy, Inc. and our wholly owned subsidiary, 1454004 Alberta Ltd., an Alberta, Canada corporation, unless otherwise indicated.

General Overview

We were incorporated on December 8, 2010 in the State of Nevada under the name China Green Clothing Inc. and subsequently changed our name to My Natural Baby Boutique Inc. on April 29, 2011. On January 3, 2012, we changed our name again to Organic Treehouse Ltd.

We previously sold new organic clothing and other eco-friendly products for infants and toddlers from our inception date (December 8, 2010) to May 8, 2013. We have discontinued this former business upon a change in control to pursue our new business plan and all our company’s prior business operations for selling organic clothing and other eco-friendly products for infants and toddlers are shown on the accompanying financial statements as discontinued operations.

On May 8, 2013, a change of control of our company was made when entities acquired 4,000,000 common shares representing 100% of the common shares held by Sophia Movshina, our former officer, director and majority shareholder which represented 78.74% of the issued and outstanding common shares of our company. As a result of this acquisition, the following purchasers became the majority shareholders of the issuer.

•	West Point International Inc., Millenium Trends International Inc.: 15.75%
•	Millenium Trends International Inc., controlled by Derek Bannister: 15.75%
•	Sunvault Holding Inc., controlled by Millenium Trends International Inc.: 23.62%
•	Sunvault Holding Corp., controlled by Derek Bannister: 23.62%

The above entities paid for these shares from corporate funds.

As part of the purchase, Sophia Movshina, resigned as our sole officer and director effective May 8, 2013 and John Crawford was appointed president, chief executive officer, chief financial officer, and director and Rory Husch was appointed secretary of our company.

On May 24, 2013, we filed a Certificate of Amendment to Articles of Incorporation with the State of Nevada to change the name of our company to Sunvault Energy, Inc. In addition to the name change we increased the authorized common shares of our company from 75,000,000 to 500,000,000 common shares with a par value of $0.001. The Certificate of Amendment to effect the change of name and increase to authorized capital was filed and became effective with the Nevada Secretary of State on May 31, 2013.

On May 31, 2013, we effected a 20 for 1 forward stock split of the issued and outstanding shares of our common stock. As a result of the forward split, our issued and outstanding common stock increased from 5,080,000 common shares to 101,600,000 common shares with a par value of $0.001. The name change and forward split became effective on approval from the Financial Industry Regulatory Authority (“FINRA”) at the opening of trading on June 28, 2013 under the trading symbol to SVLT.

Other than as set out in this annual report, we have not been involved in any bankruptcy, receivership or similar proceedings, nor have we been a party to any material reclassification, merger, consolidation or purchase or sale of a significant amount of assets not in the ordinary course of our business.

Our Current Business

Our company’s mission is to bring cost effective generation and energy storage to the solar industry through a seamless and simultaneous integration of energy generation and storage at the molecular level. We believe this technical approach has the potential to enable one of the lowest overall system cost structures while operating at maximum efficiency as a result of fewer electronic components and integration into a vertical mass-produced appliance. SunVault’s objective is to then facilitate global energy sales through a Distributed Utility business model built upon and around the company’s All-in-One™, PolyCell™ and Vertical Solar Appliance technology platforms. All of our technology is still in the early developmental stage and will require licensing agreements with other third party entities so as to augment their technology and patent it into our company’s intellectual property. We expect this licensing strategy will be used to further develop and build upon these third party technologies in order to execute our company’s business plan and facilitate increased speed-to-market of our products. Our new corporate website is www.sunvaultenergy.com.

Our company’s current business strategy is as follows:

1.
Purchase revenue generating renewable assets that align with the corporate mission so as to lessen our company’s dependency on external funding sources while simultaneously serving as an existing socket in which to plug proprietary SunVault products into once our products come to fruition and become commercially viable;

2.	Align with two leading technical universities to develop the vertical solar appliance and All-in-One™ platforms, described below;

3.	Acquire supporting/augmenting licensing agreements with third parties required to fully develop the PolyCell™ manufacturing platform;

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

Our company is a development stage company. Our company is bringing cost-effective energy generation and energy storage to the solar and electricity industries. Our company views the global energy dilemma as a system problem, involving all aspects of the way electricity is produced, consumed and managed. Three platform technologies underpin SunVault: 1) PolyCell™ batteries for energy storage, 2) All-in-One™, a new energy generation/storage chemistry and 3) a vertical solar appliance. These platforms and a commercialization strategy have been crafted in an attempt to redefine all aspects contributing to the total cost of electricity.

PolyCell™ is a fundamentally new, proprietary, patent pending method for assembling a multi-celled battery. The PolyCell™ technical mindset is built upon technology currently in production operating at TRL level 9 but slated for mobile applications such as electric vehicles, scooters, etc. These current products, not produced by our company, are intended for small scale storage, <5kWh per unit. SunVault anticipates building upon this working knowledge so as to develop advanced processes to manufacture large, 50kWh, 120V batteries having the potential to be the lowest cost stationary batteries on the market at $100/kWh. This cost compares to $300-350/kWh for the nearest alternatives such as lead-acid and molten salt batteries. The cycle life of large scale PolyCell™ storage batteries is anticipated to deliver electricity at grid parity cost upon market entry. SunVault currently needs funding to execute its plan to develop additive manufacturing techniques and production scale-up.

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

PolyCell™ and All-In-One™ chemistry enable our company’s ultimate vision of a three-dimensional solar appliance. Energy cost and installation complexity are significantly reduced with this appliance by integrating energy generation and storage into one unit which eliminates the boots-on-the-roof and other custom engineering associated with conventional solar installations. The appliance is envisioned to be installed in a matter of hours as opposed to days. Multiple appliances could be theoretically aggregated and controlled remotely by entities tasked with integrating 100% renewable energy production portfolio. A vertical appliance, perhaps similar in size to a water heater, will produce 2-20 times the energy in an equivalent footprint compared to conventional solar. This performance suggestion has been verified experimentally by research developed at the Massachusetts Institute of Technology. Initially, we expect that conventional PV materials will be integrated with PolyCell™ to commercialize this technology. Ultimately, the All-in-One™ chemistry is expected to be the low cost solution for this appliance approach but this will take time to develop, refine and acquire necessary agency approvals. Appliances can be scaled for both residential and industrial use and can be aggregated in such a manner as to enable 100% clean renewable energy independent of whether the sun shines or the wind blows.

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

In regard to the All-in-One™ technology, our company had intentions to enter into technology license agreement with the University of British Columbia pertaining to a unique organic chlorophyll-based simultaneous energy generation and storage technology. After significant investment in time and research, our company now believes that we have superseded this organic bio-based solar technology with an alternative technology which we now refer to as “All-In-One”. The licensing rights, previously negotiated and consummated with Millennium Trends International Inc., were transferred back to Millennium due to company concerns regarding performance and lifetime constraints. We will not be exercising the licensing rights to the technology from the University of British Columbia, instead focusing our efforts on this new and improved “All-In-One” technology. This new technology is in its nascent stage and our patent applications are expected to be filed before the end of 2013. Nevertheless, our company’s proprietary All-in-One™ technology meets many of the current performance requirements to power remote sensors and other low-drain devices. University of Florida was signed to move the All in One technology forward for the synergistic and supporting licensing rights to this technology.

Pending Trademark Applications:

SunVault corporate name (US Application 85857326) – Application date June 8, 2013

Future Business Operating Segments

Our company, upon receiving the necessary financing to execute our business plan, anticipates establishing three global business units operating under the SunVault Energy umbrella, namely;

1.	SunVault Energy Materials

2.	SunVault Energy Storage Systems

3.	SunVault Energy Appliances

All three future business operating units will be managed and measured against their own profit and loss and have been designed so as to provide technical competency, support and service to the other two business units. Staffing and resourcing each business unit is anticipated to take a methodical approach and will be a function of our expected upcoming signed agreements dictating the priority of execution. All three future business units have not been moved forward as of April 14, 2014. The Company has made some changes in direction regarding revenue generating acquisitions that will enable it to better launch its technology platforms. Once those have solidified as far as operations goes – these other business units will be revisited.

SunVault Energy Materials has been tasked to commercialize our company’s flagship technology frequently referred to as All-in-One™; an active material that stores and creates energy simultaneously at the molecular level in a multi-phase format. This technical approach has the potential and is expected to enable a lower system cost at maximum efficiency. As noted above, our company anticipates entering into a license agreement with a third party to further develop this technology.

The technology is believed to be immediately applicable to the global remote sensor/display/medical device market. Research suggests the energy supply component of this market is estimated to be approximately $500 million in Europe alone. Our company’s revenue model, based on the time our company receives the necessary financing to start its research and development activities, is expected to be derived as a function of supplying its flagship active material to leading system integrators in these three designated fields of use. Our All-in-One™ patent-pending energy material is analogous to battery manufacturers supplying the power component to a device integrator (i.e. flashlights, cellphones, etc.). Our All-in-One™ technology can be thought of as a solar panel and a battery, wrapped up into one potentially low-cost unit.

The All-in-One technology is expected to continue to be optimized and immediately grow our company’s ability to supply the remote sensor market and potentially begin penetration into the lucrative personal electronic device market (i.e. cellphones, tablets, portable LED lighting). While these initial target markets are critical for the SunVault business, the ultimate destination for our All-in-One™ technology is global electrical utility, industrial, commercial and residential applications.

All-in-One’s performance, as demonstrated via video on our company’s website, has an operating voltage of 0.4 volts with an energy storage capacity of 100 milli-joules per square centimeter.

Our company believes that the All-in-One™ energy material can be integrated into every form of AC and DC electrical power use. For clarity, the All-in-One™ technology is neither a solar panel nor a battery. It is an active energy material that when subjected to sunlight generates and stores energy simultaneously at the molecular level. This energy material has the potential to make obsolete the traditional solar panel on the roof, racking, wiring, connections, labor, batteries in the basement, charge controllers, etc. It is with this thought basis that our company expects it can present a new alternative to renewable energy. We expect, after obtaining the required amount of financing to advance this technology, to have this All-in-One™ energy material commercially viable in small power applications in approximately 24 months to 36 months. We are currently working to determine the amount of financing needed to develop this technology.

SunVault Energy Storage Systems plans to deliver large scale energy storage (battery) solutions so as to facilitate energy arbitrage and integrate renewables such as solar farms in the Alberta, Canada market. We expect to use the electricity markets in Alberta Canada as our market entry point in early to mid-2014. The Company plans to pursue the electrical and other community infrastructure markets in Alberta with various technology platforms, The company plans to launch a Sunvault Energy Community Infrastructure division that focuses on opportunities that present themselves from a supply of power and other infrastructure services in markets that are in need of these services, a number of Sunvault directors and managers have extensive experience in this regard.

Current renewables integration is fraught with issues stemming from the fact that the sun doesn’t always shine and the wind doesn’t always blow thereby forcing electrical utilities to invest in auxiliary power generation equipment so as to make up the difference during periods lacking in sun and wind availability.

Our company has strategically added Governor William Richardson, former Secretary of Energy to our board of directors so as to try to strengthen management relationships and business competency in unregulated global markets where the business case for energy arbitrage (buy low, sell high) is immediately attractive.

We anticipate all Alberta arbitrage projects in the future will incorporate our company’s patent-pending PolyCell™ and All-in-One™ technologies in addition to best-in-class components that are accessible in the market today. We expect, after completing and obtaining the required amount of financing to advance this technology, to have PolyCell™ commercially viable in 24 months to 36 months. We are currently working to determine the amount of financing needed to develop this technology. The Alberta market is a natural entry point due to geographic proximity, although markets in Germany and Asia are beginning to emerge in to the global spotlight due to the recent establishment of significant government financial support programs.

SunVault Energy Appliances has been created so as to eliminate the “boots-on-the-roof” currently associated with conventional solar installations via our company’s patent-pending vertical integration techniques. Research suggests that approximately 40% of the cost of conventional solar roof installations are related to this continually escalating labor component. With photovoltaic active material dropping at a continuous pace, our company anticipates its patent-pending vertical 3D appliance approach to attract market attention. Collaboration and further optimization is anticipated with a leading university on the topic, depending on the amount and timing of our future financing, sometime in 2014 so as to optimize the integration approach. The appliance model is anticipated to enable the installation and trenching to the electrical meter set in a matter of hours as compared to multiple days with conventional solar installations. We expect, after obtaining the required amount of financing to advance this technology, to have this energy appliance commercially viable in 24 months to 36 months. We are currently working to determine the amount of financing needed to develop this technology.

Acquisition of Intellectual Property

On May 8, 2013, pursuant to a securities purchase agreement, Millennium and its affiliated corporate entities acquired 80 million shares (4 million pre-split shares) of our company’s common stock and became a majority shareholder. Following consummation of the transaction, Millennium and its affiliated entities held 78.74% of the voting securities of our company. The transaction resulted in a change in control of our company from the former shareholder to Millennium and its related entities. On this date, our company also received a 50% interest in certain intellectual property (“Joint IP”) that was transferred to our company from Millennium for total consideration of $1. This transfer was accounted for as a transfer of intellectual property between entities under common control and there was no historical cost basis in this intellectual property for Millennium, therefore no gain or loss was recognized.

On June 8, 2013, there was an agreement for the transfer of intellectual property rights (“Premier IP”) between Millennium and Premier Global Holdings Corp., a related party to our company and Millennium, whereby Millennium agreed to transfer 3,150,000 shares of our company’s common stock it obtained as part of the change in control in our company to Premier’s debenture holders, to satisfy Premier’s liability to all its debenture holders, in return for the transfer of Premier IP to Millennium.

On August 6, 2013, our company assigned all of our rights, interests and our share in this Joint IP back to Millennium for a 100% interest in the intellectual property our company now owns, mentioned above. We have let our rights to certain intellectual property acquired in this transfer to expire.

Under the terms of the assignment, our company agreed to assign the exclusive rights and title of our 50% interest in the Joint IP to Millennium for $1. Millennium agreed to assign exclusive rights and title in the Premier IP to our company for $1. In consideration for this assignment, Millennium surrendered 36,850,000 of our company’s common shares for cancellation. Our company was required to issue to Millennium Trends 20,000,000 warrants to purchase common shares of our company at an exercise price of $2.00 per share and expiring ten years from the date of issuance.

The 20,000,000 million warrants that were to be issued as part as the intellectual property transfer were subsequently cancelled by our company as the rights to certain intellectual property rights received by our company as part of the Premier IP transfer agreement expired and could no longer be used by our company.

Effective December 9, 2013, we entered into a standard exclusive licensing agreement with sublicensing terms with the University of South Florida Research Foundation, Inc. pursuant to which our company has been granted a royalty-bearing worldwide exclusive license to certain patented inventions, as more particularly described in the License Agreement, as follows:

•	Patent(s)/patent application(s) identified in the agreement, namely, US Provisional Patent Application for Electrochemical Based Solar Cells with Energy Storage Capacity;
•	Any and all United States and foreign patent applications claiming priority to any of the patent(s) and patent application(s); and
•
Any and all patents issuing from the patent applications, including, but not limited to, letters patents, patents of addition, reissues, examinations, extensions, restorations and supplementary protection certificates.

Our company may also sublicense the licensed patents to third parties upon approval from South Florida Research, subject to the terms and conditions of the license agreement. The agreement was signed by both parties as of January 23, 2014.

Our company has agreed that the first commercial sale of products to the retail customer shall occur on or before March 31, 2019 or South Florida Research shall have the right to terminate the license agreement. Our company is also required to meet certain milestones as set out in the agreement and will notify South Florida Research when each milestone is met.

As payment under the license agreement, our company has agreed to pay South Florida Research a license issue fee of $3,000 and as further consideration, will issue shares of its common stock equal to $30,000, based on our company’s stock price on the effective date of the license agreement. The company has issued 300,000 shares as part of the signed agreement but still has a license issue fee of $3,000 to pay to South Florida Research. Our company will also pay royalties as earned to South Florida Research calculated based on 4% of net sales for licensed product and processes, as more particularly described in the license agreement.

Our company will be obligated to provide annual minimum royalty payments to be paid in advance on a quarterly basis for each year in which the license agreement is in effect. Such payments to be advanced on a quarterly basis starting on December 31, 2018 and then each following quarter of March 31, June 30 and September 30.

On October 31, 2013, Mark Schubert provided notice that he was resigning from his position as Chief Technology Officer of Sunvault Energy, Inc. (the “Company”). Mr. Schubert continued to serve as Chief Technology Officer until November 18, 2013. After that date Franzi Tschurtschenthaler took over the duties of CTO.

On November 13, 2014 - Westpoint completed a bill of sale with Sunvault for 729 KW of solar panels. The company has not yet issued shares for these panels.

On January 3, 2014, Allen Crowley resigned from his position as a director of the Company. To the knowledge of the executive officers of the Company, Mr. Crowley’s resignation was not due to any disagreement with the Company on any matter relating to the Company’s operations, policies or practices.

On January 9, 2014, Governor Bill Richardson resigned from his position as a director of the Company. To the knowledge of the Company, Governor Bill Richardson’s resignation was not due to any disagreement with the Company on any matter relating to the Company’s operations, policies or practices.

In addition, on January 11, 2014, John Crawford, then Chief Executive Officer and a director of the Company, received a copy of an executed written consent of shareholders that hold a majority of the outstanding shares of common stock of the Company (the “Shareholder Action”). The Shareholder Action, removed Mr. Crawford from his positions as Chief Executive Officer and director of the Company. Due to this action Mr. Crawford felt compelled to relinquish his position as an officer and director of the Company on January 11, 2014 through the filing of an 8K, which he initiated. The company direction and Mr. Crawford were not in alignment with each other was his personal assessment of the situation as described in the filed 8K.

On January 14, 2014, Gary Monaghan was appointed as a director, president and chief executive officer of Sunvault. Also on January 14, 2014, after a conversation with the company, Governor William Richardson rescinded his resignation of January 9, 2014 and resumed his position as a director of the Company.

Effective January 15, 2014, Larry Faulk, Lorne Roseborough and Paul Bercier were appointed directors of Sunvault and Rory Husch, as secretary, was also appointed treasurer. Derek Bannister, a director of the company previous to the management change, remains as a director.

Management recognizes that a change in direction sometimes comes with disagreement. The Company believes its best course of action is to is to continue to improve its revenue generating capabilities while it pursues its technology platforms. This approach will prove to be less dilutive to shareholders and more advantageous to company goals as they relate to seeking future funding. The Company also started negotiations with new officers of the company, Gary Monaghan and Franzi Tschurtschenthaler for management contracts that the Company could afford for this stage of its development.

Effective February 14, 2014, Sunvault entered into a debt settlement and subscription agreement wherein a creditor has agreed to accept 350,000 shares of our common stock at a deemed price of $0.10 per share as settlement of debt owed in the amount of $35,000.

On February 6, 2014, the Board of directors approved the adoption of the 2014 Stock Option Plan which permits our company to issue up to 12,968,800 shares of our common stock to directors, officers, employees and consultants of the Company upon the exercise of stock options granted under the 2014 Plan. On February 17, 2014, 3,100,000 stock options were granted to directors, officers and consultants.

Effective February 19, 2014, the Company entered into a share purchase agreement, with Albert Klyne and 1454004 Alberta Ltd., an Alberta, Canada corporation. Mr. Klyne is the sole shareholder of 1454004 Alberta. Pursuant to the agreement, 100% of the issued and outstanding shares of 1454004 Alberta was acquired from Mr. Klyne for 19,500,000 shares of our common stock. The share purchase agreement was approved by a meeting of the board of directors on March 1, 2014. As a result, 1454004 Alberta Ltd. became our wholly-owned subsidiary. 1454004 Alberta holds 100% of the issued and outstanding shares of CleanGen Power Corp. and 50% of the issued and outstanding shares of CleanGen Inc., an Alberta, Canada corporation that operates Cutting Edge Tire Recycling LP.

On or about February 15, 2014 the Company became aware of an executed agreement between Millennium and Westpoint and John Crawford and received confirmation from the major shareholder groups Millennium and Westpoint that they planned to move ahead to cancel share certificates equaling 35 Million shares. The company has the exercised agreement to cancel these shares. The company was then made aware by an email copy – from a Bahamian Court that a disagreement within the shareholder group has arisen due to this decision, The company is awaiting the results of that dispute and may have to retract or modify the statement made in a press release depending on the updates we receive from the shareholder groups authorized management.

On January 7, 2014, Sunvault Energy Inc. agreed with its largest shareholder group Millennium Trends International Inc. and West Point International Inc. who negotiated the transaction with the previous CEO John Crawford, while he was still in office. This transaction gave the direction to return 35 million shares to treasury. The shares returned under the agreement were owned by Millennium Trends International Inc. and West Point International Inc. both of which are Bahamian Companies.

Effective March 1, 2014, we entered into a collaborative agreement with Massachusetts Institute of Technology, wherein they have agreed to conduct a research program on behalf of our company for our Sunvault 3D PV (Photovoltaics) appliance. The company has payment terms within the agreement of $42,500 at signing and $42,500 effective May 1, 2014.

On March 1, 2014, Premier Global through a bill of sale agreement agreed to transfer 433KW of solar panels to Sunvault.

Effective March 5, 2014, Sunvault transferred 900 KW - Cdn$900,000 ( $1,000 per KW) of panels to CleanGen in exchange for two items: 1) the purchase of 21,000 Preferred shares of CleanGen for $525,000 , the shortfall from the 729 Solar panels now owned by Sunvault was made up from 171 of the 433KW of panels received from Premier Global. The remaining 262KW of panels are part of a collateral agreement between John Crawford and an investment he made into Sunvault Energy through Westpoint International. Mr. Crawford has ownership of 262KW.  2) CleanGen Inc. owes Sunvault $375,000. After these transactions, Sunvault does not have any panels remaining.

The company was issued 21,000 preferred shares from CleanGen on March 20, 2014. At this date the company moved into a position of control at CleanGen with 56% of the voting shares.

On April 1, 2014, Sunvault acquired 100% of Eco-West Transport through the issue of 3,333,334 shares at $0.15 per share.

On April 4, 2014, the Company issued 120,000 shares of common stock to a company controlled by the President of the Company to settle management services of $30,000 provided subsequent to December 31, 2013.

On April 4, 2014, the Company issued 50,000 shares of common stock to the Chief Technology Officer of the Company to settle management services of $6,000 provided subsequent to December 31, 2013.

On April 7, 2014, the Company issued 191,130 shares at a price of $0.20 to Louis A. Bevilacqua and Joseph Kaufman to settle a debt of $38,225.92 and discharge the company from a convertible note signed for past legal services.

On April 7, 2014, the Company issued 190,000 shares of common stock to re-price the subscription price for the private placement that closed on September 16, 2013.

Products

We provide systems that focus on:

•
Equipping utilities with a cost-effective alternative to gas-fired turbines capable of ensuring power quality and quantity while simultaneously deferring capital investment in both generation and distribution assets.

•
Supporting commercial business with the ability to reduce monthly electricity bills while eliminating rolling blackouts, brownouts and utility failures that negatively impact the ability to generate revenue.

•
Empowering the homeowner with the ability to eliminate the monthly electricity bill via an appliance thereby redefining the way energy is generated, managed and seamlessly consumed or sold, going forward.

•	Meeting the needs at the bottom of the pyramid with next-generation energy and economic development systems capable of helping eradicate poverty and educating the masses.

Market, Customers and Distribution Methods

Our market opportunities will be in the following areas:

•	Military – Cost-effective, energy security, fixed or rapid deployment.
•	Industrial – Increased revenue dollars per acre on new and existing solar parks with lowest-cost above or below ground energy storage.
•	Commercial – The vertical appliance integration maximizes solar exposure and return on investment on cluttered rooftops.
•
Residential – Dramatically enhancing the aesthetic appeal of conventional solar thereby generating greater home owner association acceptance. Enabling the ability to automatically buy electricity at night when it is cheap and use it during the day when it is expensive. Replace gas-fired backup generators with entire house or dedicated circuit protection.

•	Electronic Device (laptop, smartphone, LED lighting, etc.) – Seamless outdoor lifestyle integration, next generation aesthetics. Power for use in backyard sheds.

Our primary operating structure anticipates both demand fulfillment and demand generation.

•
Demand Fulfillment – Inbound logistics include call-off to suppliers, materials handling, warehousing and inventory control. Operations include conversion, assembly, packaging and maintenance. Outbound logistics include warehousing, order processing, picking, shipment and delivery.

•
Demand Generation – Marketing and sales includes channels to market, product, pricing, advertising and promotion, distribution, customer value, cost to consumer, convenience, communication and sales force effectiveness. Service includes installation, repair and training.

We also provide the following support activities:

•	Procurement includes purchasing raw material, supplies, fixed assets.
•	Technological development includes process design, product design and research and development.
•	Human Resources includes recruiting, hiring, training, developing and compensating all personnel.
•	Infrastructure includes general management, finance, accounting and IT.

Our target segments are as follows:

•	Renewable developers and owners with an estimated target market of $100,000,000,000:

i.	Ramp control
ii.	Curtailment mitigation
iii.	Firming/shaping
iv.	Interconnection compliance
v.	Grid services

•	Transmission and distribution providers with an estimated target market of $2,000,000,000,000:

i.	Transmission and distribution deferral
ii.	Voltage support
iii.	Power quality
iv.	Grid reliability enhancement

•	Ancillary service providers with an estimated target market of $9,000,000,000:

i.	Frequency regulation
ii.	Voltage regulation
iii.	Response services

•	End users with an estimated target market of $500,000,000,000:

i.	Arbitrage
ii.	Power reliability
iii.	Power quality
iv.	LED lighting integration

•	Homeland Security & Defense with an estimated target market of $25,000,000,000:

i.	Off-grid
ii.	Mission critical support
iii.	Diesel gen set optimization

•	Bottom of the Pyramid with an estimated target market of $60,000,000,000:

i.	Off-grid villages
ii.	Gen Set Optimization
iii.	Micro-Franchise charging

Sources:

Energy Storage Market 2012; Utility Energy Markets Worldwide; Sandia - Energy Markets and Benefits 2010; Battery Market for Military Applications; Pike Research – energy storage world market; http://www.energytribune.com/75755/theres-now-roughly-282-gigawatts-of-solar-power#sthash.ZFk4i0nP.dpbs;http://energy.sandia.gov/wp/wp-content/gallery/uploads/TransandDistDeferment.pdf; http://technews.tmcnet.com/news/2013/05/25/7160965

Our paths to market include, but are not limited to:

•	Global Electric Utilities – Existing boots-on-the-ground install network; flagship branded or private-label solution provider.
•	Department of Defense and Homeland Security – Off-grid/mission critical.
•	Renewable Developers – New and existing installations, utility customers, home/ business owners.
•	Humanitarian Aid – Existing distribution network to access the 1.6 billion people living without electricity.

To date, we have worked towards technology optimization in the areas of energy density, conversion efficiency and storage time; pilot demonstration development relating to aesthetic solar inks and underground energy storage; developing a multi-generation technology/product roadmap that include macro and micro lifestyle integration options; business development relating to our recent public listing, manufacturing and product distribution options; legal support including IP portfolio expansion, freedom-to-operate navigation.

Competition

The alternative energy industry is highly competitive. Numerous entities in the United States., Canada and around the world compete with our efforts to provide energy.

Many of our competitors have substantially greater capital resources and more experience that we do. These companies have greater financial, technical, research, marketing, sales, distribution, service and other resources than us. Moreover, they may offer broader product lines, services and have greater name recognition than we do, and may offer discounts as a competitive tactic.

In addition, rapidly changing technology, evolving industry standards and changing customer needs require that we enhance our products, develop new products and services that meet our customers' changing needs and market our products and services to respond to emerging industry standards in a timely and cost effective manner. There can be no assurance that we will be successful in developing new products and services, enhancing existing products and services or whether such new or enhanced products and services will gain market acceptance.

Acquisitions

The company has set a course to acquire companies with strong balance sheets to set the Company on a firm foundation for future growth while we develop our technology forward.

Some of these acquisitions contemplated could have an associated market risk. There is no assurance that the company plans to acquire specifically the types of revenue producing companies desired will be achieved. The company believes that this course of action will make the company more appealing for future investment.

Compliance with Government Regulation

There are no government regulations, which apply specifically to our appliance and to which we have to comply. Sunvault subsidiaries - CleanGen Inc., through its Cutting Edge, and CleanGen Power deal with Alberta Environment, Alberta Labour Standards, Workman Compensation Board, Occupational Health & Safety Act, Fire Marshall Standards, County of Ponoka bylaws, Alberta Recycling Management Authority, AB Transport, Aboriginal Affairs & Northern Development Canada, Enoch Cree Nation, Parkland County bylaws

Subsidiaries

1454004 Alberta Ltd. is a wholly-owned subsidiary. 1454004 Alberta holds 100% of the issued and outstanding shares of CleanGen Power Corp. and 50% of the issued and outstanding shares of CleanGen Inc., an Alberta, Canada corporation that operates Cutting Edge Tire Recycling LP.

Bankruptcy or Similar Proceedings

We have not been subject to any bankruptcy, receivership or similar proceeding.

Employees

We are a development stage company and currently have no employees, other than our officers and directors. Gary Monaghan, our president, chief executive officer and director currently devotes 40 hours per week to company matters. There is a management contract signed and effective as of January 15th for Gary Monaghan.

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

REPORTS TO SECURITY HOLDERS

We are required to file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission and our filings are available to the public over the internet at the Securities and Exchange Commission’s website at http://www.sec.gov. The public may read and copy any materials filed by us with the Securities and Exchange Commission at the Securities and Exchange Commission’s Public Reference Room at 100 F Street N.E. Washington D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the Securities and Exchange Commission at 1-800-732-0330. The SEC also maintains an Internet site that contains reports, proxy and formation statements, and other information regarding issuers that file electronically with the SEC, at http://www.sec.gov.

Item 1A. Risk Factors

Risk Associated with our Current Financial Resources and Capital Resources that are Available to Us

We do not presently have sufficient cash to meet our current financial obligations and our cash requirements for the next 12 months and we are not certain that we will be able to secure the financing we need to meet those requirements. We do not have any current financing arrangements in place and if we do not obtain the necessary financing we need to satisfy our current financial requirements to execute our business plan, we may have to abandon our current business strategy sometime in 2014.

As of December 31, 2013, we had $11,078 in cash. We intend to meet our ongoing cash requirements of approximately in the range of $3 million to $5 million for the next 12 months by raising the shortfall through a combination of equity financing from investors if we are able to identify other investors willing to purchase our securities or loan funds to us. We also will self fund Sunvault’s growth to a minor degree through some of the acquisitions we have completed and will complete this upcoming year. We may not be able to secure financing from other investors who can provide additional financing to us. If financing is available, it may involve issuing securities which could be dilutive to holders of our capital stock. If we do not raise additional capital from conventional sources, such as our existing or new investors or commercial banks, it is likely that our growth will be restricted and we may be forced to scale back or curtail implementing our business plan and our business may fail.

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

Our auditors have issued a going concern opinion in their report on our financial statements for the fiscal year ended December 31, 2013. This means that there is substantial doubt that we can continue as an ongoing business for the next 12 months. The financial statements do not include any adjustments that might result from the uncertainty about our ability to continue in business. As such we may have to cease operations and you could lose your entire investment.

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

Item 1B. Unresolved Staff Comments

As a “smaller reporting company” we are not required to provide the information required by this Item.

Item 2. Properties

Principal Executive Offices

We do not own any real property. We currently maintain our executive offices at 150 W. Axton Road, Bellingham, WA 98226. The company does not pay rent at this location at this time.

Item 3. Legal Proceedings

We know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial stockholder, is an adverse party or has a material interest adverse to our interest.

Item 4. Mine Safety Disclosures

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common shares were originally quoted on the OTCBB under the trading symbol “ORGL”, On June 28, 2013 our trading symbol changed to “SVLT.” The following quotations, obtained from Stockwatch, reflect the high and low bids for our common shares based on inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

The high and low bid prices of our common stock for the periods indicated below are as follows:

OTCBB(1)(2)
Quarter Ended	High	Low
December 31, 2013	$0.69	$0.07
September 30, 2013	$2.2	$0.34
June 30, 2013	$2.2	$1.75

(1)	Over-the-counter market quotations reflect inter-dealer prices without retail mark-up, mark-down or commission, and may not represent actual transactions.
(2)	The first trade of our common shares was on June 28, 2013.

Our common shares are issued in registered form. Olde Monmouth Stock Transfer Co., Inc., 200 Memorial Pkwy., Atlantic Highlands, NJ 07716 (Telephone: 732- 872-2727; Facsimile: 732-872-2728) is the registrar and transfer agent for our common shares.

Record Holders

As of April 14, 2014, we had outstanding 89,211,797 shares of common stock, which were held by 62 shareholders of record.

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

Recent Sales of Unregistered Securities

We have not sold any equity securities during the fiscal year ended December 31, 2013 that were not previously disclosed in a quarterly report on Form 10-Q or a current report on Form 8-K that was filed during the 2013 fiscal year.

Purchases of Equity Securities by the Issuer and Affiliated Purchases

We did not purchase any of our shares of common stock or other securities during the fourth quarter of our fiscal year ended December 31, 2013.

Item 6. Selected Financial Data

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our audited financial statements and the related notes for the years ended December 31, 2013 and 2012 that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this annual report, particularly in the section entitled "Risk Factors" beginning on page 14 of this annual report.

Results of Operations for the Years Ended December 31, 2013 and 2012 and for the Period December 8, 2010 (Inception) to December 31, 2013

The following summary of our results of operations should be read in conjunction with our audited financial statements for the years ended December 31, 2013 and 2012 and the period from December 8, 2010 (inception) to December 31, 2013.

Our operating results for the years ended December 31, 2013 and 2012 and the period from December 8, 2010 (inception) to December 31, 2013 are summarized as follows:

For the year ended December 31, 2013, we incurred net loss of $525,003 compared to a net loss of $71,957 for the year ended December 31, 2012. On May 8, 2013, we discontinued our previous business of wholesaling and distributing organic infant and toddler products so the 2012 net loss is comprised of discontinued operations. Up to May 8, 2013, we incurred a net loss from discontinued operations of $7,391. From May 8, 2013 to December 31, 2013, we incurred various expenses to developing and building the foundation for our current business of providing renewables integration into energy production, energy delivery, and energy consumption.

	Year ended December 31, 2013	Year ended December 31, 2012	Period from December 8, 2010 (inception) to December 31, 2013

Operating Expenses	$517,612	$-	$517,612
Discontinued Operations	7,391	71,957	71,957
Net Loss	$(525,033)	$(71,957)	$(590,095)

Liquidity and Financial Condition

Working Capital

	At December 31, 2013	At December 31, 2012

Current Assets	$11,078	$17,067
Current Liabilities	$389,074	$60
Working Capital (Deficit)	$(377,996)	$(17,007)

As of December 31, 2013, we had current assets of $11,078, consisting of cash, and current liabilities of $389,074 resulting in a working capital deficit of $377,996 compared to working capital of $17,007 as of December 31, 2012.

The following table provides detailed information about our net cash flow for all financial statement periods presented in this Report:

Cash Flows

	Year ended December 31, 2013		Year ended December 31, 2012

Net Cash Provided by (Used in) Operating Activities		$(192,648)	$	Nil
Net Cash Provided by (Used in) Investing Activities	$	Nil	$	Nil
Net Cash Provided by (Used in) Financing Activities		$192,110	$	Nil
Net Cash Provided by (Used in) Discontinued Operations		$(614)		$(80,958)
Decrease in Cash		$(3,152)		$(80,958)

Operating Activities – Continuing Operations

Cash used in operating activities for the year ended December 31, 2013 was $192,648, which consisted of a net loss of $517,612 as well as the effect of an increase in our working deficit of $324,964. Cash used in discontinued operating activities for the year ended December 31, 2012 was $43,958.

The decrease in working capital for the year ended December 31, 2013 was due to an increase in accounts payable and accrued liabilities of $209,683 and $115,281 due to related parties.

Cash used in operating activities from December 8, 2010 (inception) to December 31, 2013 consisted of net loss of $517,612 as well as the effect of an increase in our working capital of $324,964.

Investing Activities

During the years ended December 31, 2013 and 2012, we had no investing activities and for the period from December 8, 2010 (inception) to December 31, 2013, total cash used in our discontinued investing activities of $5,000 for website development costs.

Financing Activities

During the year ended December 31, 2013, we had net cash provided by financing activities of $190,110. This cash was provided by proceeds from the sale of our common stock in our private placement of $126,000 and $64,110 non interest bearing loans advanced from related parties. During the year ended December 31, 2012, we used net cash in financing activities from discontinued operations of $37,000.

Liquidity and Capital Resources Available to Us

At December 31, 2013 and the date of this filing, we do not have any cash on hand to pay our current operating expenses and to execute our current business plan and if we do not raise the necessary equity capital in the next three months from the date of this filing, we will not be able to execute our current business plan. Our total cash requirements may also exceed the future financing we are able to obtain. Currently, we do not have sufficient cash in our bank accounts to cover our current expenses and estimated future expenses. We do not have any formal agreements with management for advancing funds to our company and we do not have any other external sources of financing available to us at the present time.

We intend to meet our cash requirements for the next 12 months through equity financing, if such equity financing becomes available to us. There is no assurance that we will be successful in obtaining any such affiliate loans or in completing any private placement financings to continue our current operations.

We estimate that our expenses over the next 12 months will be approximately $3,600,000 as described in the table below. These estimates may change significantly depending on the nature of our future business activities and our ability to raise capital from shareholders or other sources.

Description	Expenses

Legal and accounting fees	150,000
Product development	1,830,000
Marketing and advertising	244,000
Business development	613,000
Salaries and consulting fees	350,000
General and administrative	413,000
Total	3,600,000

We do not have any formal agreement with management for advancing funds to the Company and we do not believe that any other external sources of financing are available at the present time.

We intend to meet our cash requirements for the next 12 months through equity financing by way of private placements, if such equity financing becomes available. We expect that our current working capital will satisfy our present cash requirements until sometime during the end of the first quarter of 2014. The company will be bale to self fund through acquisitions while the company seeks out additional financing. We currently do not have any arrangements in place to receive loans or other financing from our president or any other officer or for the completion of any further private placement financings and there is no assurance that we will be successful obtaining any such affiliate loans or in completing any further private placement financings. There is also no assurance that our president will provide financing on terms that will be acceptable to us. We may not raise sufficient funds to fully carry out our business plan.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders.

Inflation

The effect of inflation on our revenues and operating results has not been significant.

Critical Accounting Policies

Our financial statements are impacted by the accounting policies used and the estimates and assumptions made by management during their preparation. A complete listing of these policies is included in Note 2 of the notes to our financial statements for year ended December 31, 2013. We have identified below the accounting policies that are of particular importance in the presentation of our financial position, results of operations and cash flows, and which require the application of significant judgment by management.

Use of Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses in the reporting period. The Company regularly evaluates estimates and assumptions related to deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Long-lived Assets

In accordance with ASC 360, Property, Plant, and Equipment, the Company tests long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed significantly before the end of its estimated useful life. Recoverability is assessed based on the carrying amount of the asset and its fair value which is generally determined based on the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss is recognized when the carrying amount is not recoverable and exceeds fair value.

Stock-based Compensation

The Company records stock-based compensation in accordance with ASC 718, “Compensation – Stock Compensation” and ASC 505, “Equity Based Payments to Non-Employees”, using the fair value method. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.

Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data

SUNVAULT ENERGY, INC.
(formerly Organic Treehouse Ltd.)
(A Development Stage Company)
December 31, 2013
(Expressed in U.S. dollars)

Index

Report of Independent Registered Public Accounting Firm	F–1
Report of Independent Registered Public Accounting Firm	F–2
Balance Sheets	F–3
Statements of Operations	F–4
Statements of Stockholders’ Equity (Deficit)	F–5
Statements of Cash Flows	F–6
Notes to the Financial Statements	F–7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Sunvault Energy, Inc. (formerly Organic Treehouse Ltd.)
(A Development Stage Company)

We have audited the accompanying balance sheet of Sunvault Energy, Inc. (formerly Organic Treehouse Ltd.) as of December 31, 2013, and the related statements of operations, stockholders’ equity, and cash flows for the year then ended and accumulated from December 8, 2010 (date of inception) to December 31, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Sunvault Energy, Inc. (formerly Organic Treehouse Ltd.) accumulated from December 8, 2010 (date of inception) to December 31, 2012 were audited by other auditors whose report dated January 30, 2013 included an explanatory paragraph regarding the Company’s ability to continue as a going concern. The financial statements for the period from December 8, 2010 (date of inception) to December 31, 2012 reflect a net loss of $65,092 of the related cumulative totals. The auditors’ report has been furnished to us, and our opinion, insofar as it related to amounts included for such periods, is based solely on the report of such auditors.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2013, and the results of its operations and its cash flows for the year then ended and accumulated from December 8, 2010 (date of inception) to December 31, 2013, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has not generated significant revenues, has a working capital deficit, and has incurred operating losses since inception. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also discussed in Note 1 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ SATURNA GROUP CHARTERED ACCOUNTANTS LLP

Saturna Group Chartered Accountants LLP
Vancouver, Canada

April 11, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Sunvault Energy, Inc. (formerly Organic Treehouse Ltd.)

We have audited the accompanying balance sheet of Sunvault Energy, Inc. (formerly Organic Treehouse Ltd.) as of December 31, 2012, and the related statements of operations, stockholders’ equity, and cash flows for the year then ended and accumulated from December 8, 2010 (date of inception) to December 31, 2012. Sunvault Energy, Inc.’s (formerly Organic Treehouse Ltd.) management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Sunvault Energy, Inc. (formerly Organic Treehouse Ltd.) as of December 31, 2012, and the results of its operations and its cash flows for the year then ended and accumulated from December 8, 2010 (date of inception) to December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, these conditions raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts and classification of liabilities that might result should the Company be unable to continue as a going concern.

/s/ EFP Rotenberg, LLP

EFP Rotenberg, LLP
Rochester, New York
January 30, 2013

SUNVAULT ENERGY, INC.
(formerly Organic Treehouse Ltd.)
(A Development Stage Company)
Balance Sheets
(Expressed in U.S. dollars)

	December 31, 2013	December 31, 2012
	$	$
ASSETS

Current assets
Cash	11,078	14,230
Assets held for discontinued operations	–	2,837
Total current assets	11,078	17,067

Assets held for sale (Note 3)	500,000	–
Assets held for discontinued operations	–	4,000

Total assets	511,078	21,067

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable and accrued liabilities (Note 5)	159,683	–
Liabilities held for discontinued operations	–	60
Convertible debt (Note 4)	50,000	–
Due to related parties (Note 5)	179,391	–
Total liabilities	389,074	60

Nature of operations and continuance of business (Note 1)
Commitments (Note 8)
Subsequent events (Note 10)

Stockholders’ equity

Common stock, 500,000,000 shares authorized, $0.001 par value 65,177,333 and 101,600,000 shares issued and outstanding, respectively	65,177	101,600
Additional paid-in capital	646,922	(15,501)
Deficit accumulated during the development stage	(590,095)	(65,092)

Total stockholders’ equity	122,004	21,007

Total liabilities and stockholders’ equity	511,078	21,067

(The accompanying notes are an integral part of these financial statements)

SUNVAULT ENERGY, INC.
(formerly Organic Treehouse Ltd.)
(A Development Stage Company)
Statements of Operations
(Expressed in U.S. dollars)

	Year Ended December 31,	Year Ended December 31,	Accumulated from December 8, 2010 (date of inception) to December 31,
	2013	2012	2013
	$	$	$

Revenue	–	–	–

Expenses

General and administrative (Note 5)	517,612	–	517,612

Total expenses	517,612	–	517,612

Net loss from continuing operations	(517,612)	–	(517.612)

Loss from discontinued operations	(7,391)	(71,957)	(72,483)

Net loss	(525,003)	(71,957)	(590,095)

Net loss per share, basic and diluted
Continuing operations	(0.01)	–
Discontinued operations	–	–

	(0.01)	–

Weighted average shares outstanding	86,103,324	95,226,220

(The accompanying notes are an integral part of these financial statements)

SUNVAULT ENERGY, INC.
(formerly Organic Treehouse Ltd.)
(A Development Stage Company)
Statements of Stockholders’ Equity (Deficit)
For the Period from December 8, 2010 (Date of Inception) to December 31, 2013
(Expressed in U.S. dollars)

				Deficit
				Accumulated
			Additional	During the
	Common Stock		Paid-in	Development
	Shares	Amount	Capital	Stage	Total
	#	$	$	$	$

Balance, December 8, 2010 (date of inception)	–	–	–	–	–

Shares issued for cash	80,000,000	80,000	(76,000)	–	4,000

Stockholder capital contribution	–	–	1,000	–	1,000

Net loss for the period	–	–	–	(15)	(15)

Balance, December 31, 2010	80,000,000	80,000	(75,000)	(15)	4,985

Stockholder capital contribution	–	–	27,099	–	27,099

Net income for the year	–	–	–	6,880	6,880

Balance, December 31, 2011	80,000,000	80,000	(47,901)	6,865	38,964

Shares issued for cash	21,600,000	21,600	32,400	–	54,000

Net loss for the year	–	–	–	(71,957)	(71,957)

Balance, December 31, 2012	101,600,000	101,600	(15,501)	(65,092)	21,007

Shares issued for cash	94,000	94	125,906	–	126,000

Shares returned for cancellation	(36,850,000)	(36,850)	36,850	–	–

Shares issued for assets held for sale	333,333	333	499,667	–	500,000

Net loss for the year	–	–	–	(525,003)	(525,003)

Balance, December 31, 2013	65,177,333	65,177	646,922	(590,095)	122,004

(The accompanying notes are an integral part of these financial statements)

SUNVAULT ENERGY, INC.
(formerly Organic Treehouse Ltd.)
(A Development Stage Company)
Statements of Cash Flows
(Expressed in U.S. dollars)

	Year Ended December 31,	Year Ended December 31,	Accumulated from December 8, 2010 (date of inception) to December 31,
	2013	2012	2013
	$	$	$

Operating activities
Net loss from continuing operations	(517,612)	–	(517,612)
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	209,683	–	209,683
Due to related parties	115,281	–	115,281

Net cash used In operating activities	(192,648)		(192,648)

Financing activities
Proceeds from related parties	64,110		64,110
Proceeds from common stock issued	126,000	–	126,000

Net cash provided by financing activities	190,110	–	190,110

Discontinued operations
Operating activities	(614)	(43,958)	(67,483)
Investing activities	–	–	(5,000)
Financing activities	–	(37,000)	86,099

Net cash used in discontinued operations	(614)	(80,958)	13,616

Increase (decrease) in cash	(3,152)	(80,958)	11,078

Cash, beginning of period	14,230	95,188	–

Cash, end of period	11,078	14,230	11,078

Non-cash investing and financing activities:
Common stock issued for the purchase of assets held for sale	500,000	–	500,000
Convertible debt issued for settlement of accounts payable	50,000	–	50,000

Supplemental disclosures:
Interest paid	–	5,046	5,046
Income taxes paid	–	–	1,212

(The accompanying notes are an integral part of these financial statements)

SUNVAULT ENERGY, INC.
(formerly Organic Treehouse Ltd.)
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2013
(Expressed in U.S. dollars)

1.	Nature of Operations and Continuance of Business

Sunvault Energy, Inc. (the “Company) was incorporated in the State of Nevada on December 8, 2010 under the name China Green Clothing Inc. The Company changed its name on April 29, 2011 to My Natural Baby Boutique Inc. then to Organic Treehouse Ltd. on January 5, 2012 then to Sunvault Energy, Inc. on May 24, 2013. The Company’s previous business was in the wholesale and distribution of organic infant and toddler products which was discontinued on May 8, 2013. The Company’s current business is to provide renewables integration into energy production, energy delivery, and energy consumption. The Company is a development stage company as defined by Accounting Standards Codification (“ASC”) 915, “Development Stage Entities”.

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and is unlikely generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at December 31, 2013, the Company has a working capital deficiency of $377,996 and has accumulated losses of $590,095 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.	Significant Accounting Policies

(a)	Basis of Presentation

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in U.S. dollars. The Company’s fiscal year-end is December 31.

(b)	Use of Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses in the reporting period. The Company regularly evaluates estimates and assumptions related to impairment of long-lived assets, fair value of stock-based compensation, and deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

(c)	Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

(d)	Long-lived Assets

In accordance with ASC 360, Property, Plant, and Equipment, the Company tests long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed significantly before the end of its estimated useful life. Recoverability is assessed based on the carrying amount of the asset and its fair value which is generally determined based on the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss is recognized when the carrying amount is not recoverable and exceeds fair value.

SUNVAULT ENERGY, INC.
(formerly Organic Treehouse Ltd.)
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2013
(Expressed in U.S. dollars)

2.	Significant Accounting Policies (continued)

(e)	Income Taxes

The Company accounts for income taxes using the asset and liability method in accordance with ASC 740, “Income Taxes”. The asset and liability method provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized.

(f)	Foreign Currency Translation

The Company’s functional and reporting currency is the United States dollar. Transactions may occur in Canadian dollars and management has adopted ASC 830, “Foreign Currency Translation Matters”. Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Non-monetary assets and liabilities denominated in foreign currencies are translated at rates of exchange in effect at the date of the transaction. Average monthly rates are used to translate revenues and expenses. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income.

(g)	Financial Instruments and Fair Value Measures

ASC 820, “Fair Value Measurements and Disclosures”, requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. ASC 820 prioritizes the inputs into three levels that may be used to measure fair value:

Level 1
Level 1 applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities.

Level 2
Level 2 applies to assets or liabilities for which there are inputs other than quoted prices that are observable for the asset or liability such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data.

Level 3
Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

The Company’s financial instruments consist principally of cash, accounts payable and accrued liabilities, convertible debt, and amounts due to related parties. Pursuant to ASC 820, the fair value of cash is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. The recorded values of all other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

(h)	Stock-based Compensation

The Company records stock-based compensation in accordance with ASC 718, “Compensation – Stock Compensation” and ASC 505, “Equity Based Payments to Non-Employees”, using the fair value method. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.

SUNVAULT ENERGY, INC.
(formerly Organic Treehouse Ltd.)
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2013
(Expressed in U.S. dollars)

2.	Significant Accounting Policies (continued)

(i)	Loss Per Share

The Company computes earnings (loss) per share in accordance with ASC 260, “Earnings per Share”. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing earnings (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. As at December 31, 2013, the Company has 20,572,333 (2012 – nil) potentially dilutive shares outstanding.

(j)	Comprehensive Loss

ASC 220, “Comprehensive Income”, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at December 31, 2013 and 2012, the Company has no items that impact comprehensive loss and, therefore, has not included a schedule of comprehensive loss in these financial statements.

(k)	Reclassifications

Certain of the prior year figures have been reclassified to conform to the current year’s presentation.

(l)	Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

3.	Assets Held For Sale

Assets held for sale consists of solar panels which the Company acquired by issuing 333,333 units with a fair value of $500,000. Refer to Notes 6(a) and 10(h).

4.	Convertible Debt

(a)
On October 31, 2013, the Company issued a convertible promissory note in exchange for accounts payable of $15,000. The note bears interest at 8% per annum, is unsecured, and due on April 30, 2014. The unpaid amount of principal and accrued interest can be converted at any time at the holder’s option at a price of $0.50 per share of the Company’s common stock. The maturity date will be accelerated to the closing date of any financing transaction in which the Company raises at least $250,000 in gross proceeds. Refer to Note 10(l).

In accordance with ASC 470-20, “Debt with Conversion and Other Options”, the Company determined that the convertible promissory note contained no embedded beneficial conversion feature as the convertible promissory note was issued with a conversion price higher than the fair market value of the Company’s shares of common stock at the time of issuance.

(b)
On November 1, 2013, the Company issued a convertible promissory note in exchange for accounts payable of $25,000. The note bears interest at 8% per annum, is unsecured, and due on April 30, 2014. The unpaid amount of principal and accrued interest can be converted at any time at the holder’s option at a price of $0.50 per share of the Company’s common stock. In December 2013, the Company issued additional amount under this convertible promissory note totalling $10,000 under the same terms. The Company is to issue the holder 45,000 shares of common stock upon the initial conversion of this promissory note. The maturity date will be accelerated to the closing date of any financing transaction in which the Company raises at least $250,000 in gross proceeds. Refer to Note 10(c).

In accordance with ASC 470-20, “Debt with Conversion and Other Options”, the Company determined that the convertible promissory note contained no embedded beneficial conversion feature as the convertible promissory note was issued with a conversion price higher than the fair market value of the Company’s shares of common stock at the time of issuance.

SUNVAULT ENERGY, INC.
(formerly Organic Treehouse Ltd.)
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2013
(Expressed in U.S. dollars)

5.	Related Party Transactions

(a)
During the year ended December 31, 2013, the Company incurred a salary of $116,250 (2012 – $nil) to the former President of the Company. As at December 31, 2013, $30,000 (2012 - $nil) is owed to the former President of the Company which is included in accounts payable and accrued liabilities.

(b)
During the year ended December 31, 2013, the Company incurred a salary of $91,144 (2012- $nil) to the former Chief Technology Officer of the Company. As at December 31, 2013, $21,875 (2012 - $nil) is owed to the former Chief Technology Officer of the Company which is included in accounts payable and accrued liabilities.

(c)
As at December 31, 2013, the amount of $115,281 (2012 - $nil) is owed to a company controlled by a major shareholder for expenses paid on behalf of the Company. The amount due is non-interest bearing, unsecured, and due on demand.

(d)	As at December 31, 2013, the amount of $30,000 (2012 - $nil) is owed to a significant shareholder which is non-interest bearing, unsecured, and due on demand.

(e)	As at December 31, 2013, the amount of $34,110 (2012 - $nil) is owed to two directors of the Company which is non-interest bearing, unsecured, and due on demand.

(f)
On December 1, 2012, the Company repaid the loan of $91,000 plus accrued interest of $5,046 owed to the former President of the Company. During the year ended December 31, 2012, the Company incurred interest expense of $5,046 which has been included in discontinued operations.

6.	Common Stock

(a)
On November 15, 2013, the Company issued 333,333 units with a fair value of $500,000 to a significant shareholder for the purchase solar panels. Each unit consisted of one share common stock and one share purchase warrant exercisable at $2.00 per share expiring two years from the date of issuance. The subscriber is required to exercise the share purchase warrants if the Company’s share price trades at a price of $2.50 or higher for a period of 14 consecutive days. Refer to Note 3.

(b)
On September 17, 2013, the Company issued 34,000 units at $1.50 per unit for proceeds of $51,000. Each unit consisted of one share of common stock and one share purchase warrant exercisable at $2.00 per share expiring two years from the date of issuance. The subscriber is required to exercise the share purchase warrants if the Company’s share price trades at a price of $2.50 or higher for a period of 14 consecutive days.

(c)
On September 16, 2013, the Company issued 60,000 units at $1.25 per unit for proceeds of $75,000. Each unit consisted of one share of common stock and one share purchase warrant exercisable at $2.00 per share expiring two years from the date of issuance. The subscriber is required to exercise the share purchase warrants if the Company’s share price trades at a price of $2.50 or higher for a period of 14 consecutive days. Refer to Note 10(m).

(d)
On August 6, 2013, the Company accepted 36,850,000 shares of common stock for return and cancellation from a significant shareholder in exchange for the issuance of 20,000,000 share purchase warrants and the transfer of intellectual property that it had previously acquired for a nominal amount. The share purchase warrants are exercisable at $2.00 per share expiring ten years from the date of issuance.

(e)	On June 28, 2013, the Company effected a 20-for-1 forward stock split of its issued shares of common stock. All share amounts have been retroactively restated for all period presented.

(f)	On May 31, 2013, the Company increased its authorized shares from 75,000,000 to 500,000,000 shares of common stock.

(g)	On April 18, 2012, the Company issued 1,080,000 shares of common stock at $0.05 per share for proceeds of $54,000.

SUNVAULT ENERGY, INC.
(formerly Organic Treehouse Ltd.)
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2013
(Expressed in U.S. dollars)

7.	Share Purchase Warrants

The following table summarizes the continuity of share purchase warrants:

	Number of warrants	Weighted average exercise price $
	(a)	(b)
Balance, December 31, 2011 and 2012	–	–

Issued	20,427,333	2.00

Balance, December 31, 2013	20,427,333	2.00

As at December 31, 2013, the following share purchase warrants were outstanding:

Number of warrants	Exercise price $	Expiry date

60,000	2.00	September 16, 2015
34,000	2.00	September 17, 2015
333,333	2.00	November 15, 2015
20,000,000	2.00	August 6, 2023
20,427,333

8.	Commitment

On December 9, 2013, the Company entered into a licensing agreement pursuant to which the Company has been granted a royalty-bearing, exclusive license to certain patented inventions. The Company has agreed to pay the licensor $3,000 and issue shares of common stock equal to a fair value of $30,000 on or before January 8, 2014. Refer to Note 10(e). The Company will pay royalties to the licensor calculated based on 4% of net sales for licensed products and processes. The minimum royalty payments are to be paid in advance on a quarterly basis as follows: December 3, 2018 - $500; year 2019 - $2,000; year 2020 - $4,000; year 2021 - $6,000; year 2022 - $8,000; and $10,000 for 2023 and every year thereafter for the life of the agreement. If the first sale of a licensed product occurs before 2019, the first minimum royalty payment will be due on December 31 of the year in which the first sale occurred and the due dates for the subsequent minimum royalty payments will be adjusted accordingly. The Company must provide funding of at least $50,000 by January 6, 2014 for research by the licensor in the area of electrochemical based solar cells with energy storage capacity. In addition, the Company must pay the licensor milestone payments as follows: $5,000 upon completion of a working prototype due on March 31, 2018 and $10,000 upon its first commercial sale due on March 31, 2019. The Company must execute the first commercial sales of products to a retail customer on or before March 31, 2019 or the licensor has the right to terminate the agreement. The term of this license will continue until the latter of the date that no licensed patent remains a pending application or an unforceable patent, or the date on which the licensee’s obligation to pay royalties expires.

SUNVAULT ENERGY, INC.
(formerly Organic Treehouse Ltd.)
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2013
(Expressed in U.S. dollars)

9.	Income Taxes

The Company has net operating losses carried forward of $596,960 available to offset taxable income in future years which expires beginning in fiscal 2022.

The Company is subject to United States federal and state income taxes at an approximate rate of 34%. The reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company’s income tax expense as reported is as follows:

	2013	2012
	$	$

Income tax recovery at statutory rate	(178,501)	(24,465)

Valuation allowance change	178,501	24,465

Provision for income taxes	–	–

The significant components of deferred income tax assets and liabilities as at December 31, 2013 and 2012 are as follows:

	2013	2012
	$	$

Net operating losses carried forward	202,966	24,465

Valuation allowance	(202,966)	(24,465)

Net deferred income tax asset	–	–

10.	Subsequent Events

(a)
On January 16, 2014, the Company entered into an agreement with a company controlled by the new President of the Company whereby the Company is to pay $10,000 per month which is to be paid with shares of common stock of the Company until the Company has adequate funding. If the agreement is terminated by the Company without cause or as a result of a change in control, this company will be entitled to termination pay of $240,000.

(b)
On February 6, 2014, the Company adopted the 2014 Stock Option Plan which permits the Company to grant stock options for to 12,968,800 shares of common stock to officers, directors, employees, and consultants. The Board of Directors will determine the exercise price and vesting schedule for stock options granted. The maximum term of stock options granted is five years.

(c)	On February 14, 2014, the Company issued 350,000 shares of common stock to settle the convertible debt of $35,000. Refer to Note 4(b).

(d)	On February 17, 2014, the Company granted 3,100,000 stock options to officer, directors, and consultants of the Company at an exercise price of $0.10 per share expiring on February 17, 2019.

(e)	On February 18, 2014, the Company issued 300,000 shares of common stock pursuant to a licensing agreement. Refer to Note 8.

(f)
On February 19, 2014, the Company entered into a share purchase agreement to acquire 100% of the shares of 1454004 Alberta Ltd., which holds 100% of the issued and outstanding shares of CleanGen Power Corp. and 50% of the issued and outstanding shares of CleanGen Inc., in exchange for 19,500,000 shares of common stock of the Company. CleanGen Inc. is a company based in Alberta, Canada that operates Cutting Edge Tire Recycling LP, CleanGen Aboriginal HR Services Ltd., and Coole Immersive Inc.

(g)
On March 1, 2014, the Company entered into an agreement whereby it has agreed to sponsor a research program of mutual interest and benefit for the Company and the researcher. The Company has agreed to reimburse the researcher for all direct and indirect costs incurred in the performance of the research not to exceed $85,000 unless agreed upon by the Company. Payments are to be made in advance as follow: $42,500 due upon signing of this agreement and invoicing by the researcher and $42,500 due on May 1, 2014. The agreement may be terminated by either party upon 60 days written notice to the other party. Upon termination by either party, the researcher will be reimbursed for all costs and non-cancellable commitments incurred up to and including the effective date of termination.

(h)
On March 5, 2014, the Company sold the solar panels that were held for sale as at December 31, 2013 to 50% owned CleanGen Inc., which was acquired by the Company as disclosed in Note 10(f), in exchange for $525,000 worth of preferred stock of CleanGen Inc. and a $375,000 promissory note. Upon the Company receiving the preferred stock, it controls 56% of the voting shares of CleanGen Inc.

(i)
On April 1, 2014, the Company issued 3,333,334 shares of common stock to acquire 100% of the shares of Eco-West Transport Inc., a company based in Alberta, Canada, which is in the business of providing trucking transportation services.

(j)
On April 4, 2014, the Company issued 120,000 shares of common stock to a company controlled by the President of the Company to settle management services of $30,000 provided subsequent to December 31, 2013.

(k)	On April 4, 2014, the Company issued 50,000 shares of common stock to the Chief Technology Officer of the Company to settle management services of $6,000 provided subsequent to December 31, 2013.

(l)	On April 7, 2014, the Company issued 191,130 shares of common stock to settle the convertible debt of $15,000. Refer to Note 4(a).

(m)	On April 7, 2014, the Company issued 190,000 shares of common stock to re-price the subscription price for the private placement shares issued on September 16, 2013. Refer to Note 6(c).

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

On January 15, 2014, EFP Rotenberg, LLP provided notice that they were ceasing their services as our company’s independent registered public accounting firm.

The reports of EFP Rotenberg, LLP on our company’s financial statements as of and for the fiscal years ended December 31, 2012 and 2011 contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principle except to indicate that there was substantial doubt about our company’s ability to continue as a going concern.

Our board of directors participated in and approved the decision to change independent registered public accounting firms.

Through the interim periods (subsequent to our year ended December 31, 2012) to January 15, 2014 (the date of change in accountants), there were no disagreements with EFP Rotenberg, LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of EFP Rotenberg, LLP, would have caused them to make reference to the subject matter of the disagreements in connection with their report on the financial statements for such years.

There were no disagreements related to accounting principles or practices, financial statement disclosure, internal controls or auditing scope or procedure during the two fiscal years and interim periods.

On January 21, 2014, we engaged Saturna Group Chartered Accountants LLP as our new independent registered public accounting firm. During the two most recent fiscal years and through January 21, 2014, our company had not consulted with Saturna Group Chartered Accountants LLP regarding any matter that was the subject of a disagreement or a reportable event.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our president (our principal executive officer, principal financial officer and principal accounting officer), as appropriate, to allow timely decisions regarding required disclosure.

As required by Rule 13a-15(e), our management has carried out an evaluation, with the participation and under the supervision of our president (our principal executive officer, principal financial officer and principal accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures, as of December 31, 2013. Based upon, and as of the date of this evaluation, our principal executive officer and principal financial officer, and in light of the material weaknesses identified below, concluded that our disclosure controls and procedures were not effective.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. The Exchange Act defines internal control over financial reporting as a process designed by, or under the supervision of, our president (our principal executive officer, principal financial officer and principal accounting officer) and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

●	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of our company;
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

Under the supervision of our principal executive officer and principal accounting officer, management assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. In making this assessment, management used the framework set forth in the report entitled Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring.

A material weakness is a deficiency or a combination of control deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of December 31, 2013, the Company determined that there were significant deficiencies that constituted material weaknesses, as described below:

1.
We did not maintain appropriate cash controls - The Company has not maintained sufficient internal controls over financial reporting for the cash process, including failure to require dual signature on the Company’s bank accounts.

2.	Lack of segregation of duties – We had an inadequate number of personnel to properly implement control procedures.
3.
Lack of a formal review process that includes multiple levels of review from adequate personnel with requisite expertise – We did not have a functioning audit committee of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures.

In light of the existence of these control deficiencies, management concluded that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls. As a result, management has concluded that our company did not maintain effective internal control over financial reporting as at December 31, 2013 based on criteria in Internal Control – Integrated Framework issued by COSO.

Saturna Group Chartered Accountants LLP, an independent registered public accounting firm, was not required to and has not issued a report concerning the effectiveness of our internal control over financial reporting as of December 31, 2013.

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

During the year ended December 31, 2013, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to affect materially, our internal control over financial reporting.

Item 9B. Other Information

Effective May 8, 2013, Sophia Movshina resigned as president, secretary, treasurer and director of our company.  Concurrently on May 8, 2013, we appointed John Crawford as president, chief executive officer, chief financial officer, and director and Rory Husch was appointed secretary and Derek Bannister as a director of our company.

On July 8, 2013, Governor William Richardson was appointed as a director of our company. Governor Richardson resigned as a director on January 9, 2014.

On July 18, 2013, Allen Crowley was appointed as a director of our company. Allen Crowley resigned as a director on January 3, 2014.

On October 31, 2013, Mark Schubert resigned as chief technology officer of our company.

In addition, on January 11, 2014, John Crawford, then Chief Executive Officer and a director of the Company, received a copy of an executed written consent of shareholders that hold a majority of the outstanding shares of common stock of the Company (the “Shareholder Action”). The Shareholder Action removed Mr. Crawford from his positions as Chief Executive Officer and director of the Company. Due to this action Mr. Crawford felt compelled to relinquish his position as an officer and director of the Company on January 11th, 2014 through the filing of an 8K, which he initiated.  The company direction and Mr. Crawford were not in alignment with each other was his personal assessment of the situation as described in the filed 8K.,

Effective January 14, 2014, Gary Monaghan was appointed as president, chief executive officer and as a director of our company.

Also on January 14, 2014, Governor William Richardson rescinded his resignation of January 9, 2014 and resumed his position as a director of our company.

Effective January 15, 2014, Larry Faulk, Lorne Roseborough and Paul Bercier were appointed as directors of our company and Rory Husch, our secretary, was also appointed treasurer.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following individuals serve as the directors and executive officers of our company as of the date of this annual report. All directors of our company hold office until the next annual meeting of our shareholders or until their successors have been elected and qualified. The executive officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office.

Name	Position Held with Our Company	Age	Date First Elected or Appointed

Gary Monaghan	President, Chief Executive Officer and Director	54	January 14, 2014
Rory Husch	Secretary and Treasurer	36	May 8, 2013
Derek Bannister	Director	41	May 8, 2013
Governor William Richardson	Director	66	July 8, 2013
Larry Faulk	Director	77	January 15, 2014
Lorne Mark Roseborough	Director	61	January 15, 2014
Paul Bercier	Director	69	January 15, 2014

Business Experience

The following is a brief account of the education and business experience of our directors and executive officers during at least the past five years, indicating their principal occupations and employment during the period, and the name and principal business of the organization in which such occupations or employment were carried on.

Gary Monaghan - President, Chief Executive Officer and Director

Mr. Monaghan has private, public and corporate senior management experience, with a focus on marketing. He has over 30 years of senior management experience in the communications industry working for companies such as regional marketing director for the BC Interior for Shaw Communications, marketing manager for Rogers Communications Calgary, president for MDU Communications, president and chief executive officer of Ultimate Viewer Multimedia and president and chief executive officer of 3One Media Corp. He was the president and founder of MDU Communications International, Inc. (OTC:BB MDTV) from September 1998 to May 2001. Mr. Monaghan negotiated the sale of the Canadian Operations to Shaw Direct for CDN $10 million in 2001. Mr. Monaghan developed a software product through Ultimate Viewer, raising about $1 million in the private company and then sold the company to 3One Media Corp where an additional $4 million was raised for a broadband over powerline initiative.  In August of 2011, Mr. Monaghan stepped into the role of chief executive officer for UC Resources Ltd. He successfully negotiated the sale of the company’s McFaulds Project to a subsidiary of Cliffs Natural Resources for CDN $6 million. Mr. Monaghan is also the president and chief executive officer of Loreto Copper a private mining company with a large potential copper project in Baja, Mexico.  Mr. Monaghan was appointed as he has extensive experience with new high growth technology companies.

Derek Bannister – Director

Derek Bannister has acted as a director of our company since May 8, 2013.  He is currently the President of Banner Recreation and Marine (August 1998  with locations in Kelowna, Vernon, and Golden, BC.  In addition, Mr. Bannister is the owner of Banner Recreational Products and Vernon Husky Market.

Mr Bannister was appointed as a director because of his business experience.

Rory Husch – Secretary and Treasurer

Rory Husch was appointed as secretary of our company on May 8, 2013 and as treasurer on January 15, 2014. Mr. Husch is the founder and operator of Response Management Services Inc. since 2006.  Mr. Husch has been appointed in the role of secretary and treasury because of his successful business experience.

Governor William Richardson – Director

Governor William Blaine "Bill" Richardson III has acted as a director of our company since July 8, 2013.  Governor Richardson was governor of New Mexico from 2003 to 2011. Bill Richardson was born in California but raised mostly in Mexico City. He received his bachelor's (1970) and master's (1971) degrees from Tufts University, then worked on Capitol Hill in Washington, DC. By the end of the 1970s he was a New Mexico resident with political ambitions, and in 1982 he was elected to the U.S. House of Representatives, where he served until 1997. During the administration of President Bill Clinton he served as the U.S. ambassador to the United Nations (1997-98) and as Secretary of Energy (1998-2001). After Clinton's term ended, Richardson lectured, served on corporate boards and worked as a consultant with Kissinger McLarty Associates (headed by Henry Kissinger and former Clinton chief of staff Thomas McLarty).   Mr. Richardson's global relationship base, diplomacy style and continual quest for demonstrable results is anticipated to facilitate SunVault with increased ability to execute our global strategy, as well as further develop our local, national and international footprint

Larry Faulk – Director

Larry Faulk has acted as a director of our company since January 15, 2014. Larry Faulk was a Washington State Senator from 1966 to 1970. He is a prominent figure in public life in Tacoma and Pierce County and has been for the last four decades. In 1969, he played a key role in the creation of the State Appeals Court - and in making sure that Tacoma and Spokane would house divisions of that Appeals Court. The original bill housed the Appeals Court only in Seattle. Faulk and his fellow legislators from Tacoma and Spokane said they wouldn't vote for it if the court was based solely in Seattle -- a place that, in Faulk's view, was always trying to squeeze out the state's other cities.   Faulk worked as an executive with The Boeing Company for many years and he also headed a number of non-profit and governmental agencies, including the Martin Luther King Center in Tacoma and the Washington State Pollution and Shoreline Hearings Boards. He became a trustee of Tacoma Community College and also taught there as a political science instructor. In 2008, he ran again for the State Senate seat he had held 42 years earlier. Senator Larry Faulk has global contacts, vast business experience and contacts that will greatly assist Sunvault in achieving its goals.

Lorne Roseborough – Director

Lorne Roseborough has acted as a director of our company since January 15, 2014. Mr. Roseborough currently is Chairman of CleanGen Inc and director of Sunvault Energy and Daystar Technologies Inc. Mr. Roseborough previously held the position as a Start-up Lead Executive for DowCorning’s $1.2 billion Semiconductor plant in Clarksville, Tennessee. Mr. Roseborough was a director of EPOD Solar Inc. from October 10, 2007 to January 8, 2010. He also held management positions with EPOD Solar from 2003 and was promoted to Vice-President and held that position from June 30, 2008 until July 30, 2009. From 1992 to 2003, Mr. Roseborough worked at Belkorp Industries, Inc. where he was Vice-President of Manufacturing having direct responsibility for the operations of three pulp and paper mills and one small oil refinery. These operations had approximately 350 employees and $300 million in revenues. From November 1999 to 2003, he also held the position as President and Chief Executive Officer of Bluewater Fiber in Port Huron, Michigan (on behalf of owners Merrill Lynch and Cerberus Capital Partners) which was a large recycle pulp mill.  Mr . Roseborough was appointed because of his experience in our market.

Paul Bercier – Director

Paul Bercier has acted as a director of our company since January 15, 2014. Employed in the Oil and Gas service industry for 20 years as a business owner, executive, and in management.  Developed BGH Gas Test Operating into the third largest production testing company in Western Canada and Western USA.  Employed in production testing, drilling, well optimization and tank cleaning. While with Western Lakota Energy Services, managed the Aboriginal Community portfolio for the acquisition and operation of partnership drill rigs for 12 First Nations and Metis organizations which are still operating under the aegis of Savanna Energy Services.

Worked with the Metis Nation of Alberta as Advisor/Director for Economic Development and Environment.  Managed the development of a 10 year Strategic Economic Development Plan; the acquisition of the Metis Cultural Centre at Smoky Lake; purchase of a drilling rig and several real estate properties.  Served on several Environmental and Economic Development Committees at the Municipal, Provincial and Federal levels. Awarded the recognition award as national economic developer by the Canadian Association of Native Development Officers in 2002.

Participated in the Initial Canadian Aboriginal Trade Mission to China in 2008 on behalf of the Metis Nation. Currently working as a consultant with SunVault Energy and as a freelance advisor on Aboriginal Affairs.

Mr Bercier was appointed because of his experience in aboriginal affairs  and our strategy with future CleanGen plans.

Family Relationships

There are no family relationships among any of our directors, executive officers and proposed directors or executive officers.

Involvement in Certain Legal Proceedings

To the best of our knowledge, none of our directors or executive officers has, during the past ten years:

1.	been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

2.
had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;

3.
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

4.
been found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

5.
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

6.
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

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Our common stock is not registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Accordingly, our officers, directors, and principal stockholders are not subject to the beneficial ownership reporting requirements of Section 16(a) of the Exchange Act.

Code of Ethics

We adopted a Code of Ethics applicable to all of our directors, officers, employees and consultants, which is a “code of ethics” as defined by applicable rules of the Securities and Exchange Commission. Our Code of Ethics was attached as an exhibit to our annual report filed on Form 10-K with the Securities and Exchange Commission on January 30, 2013. If we make any amendments to our Code of Ethics other than technical, administrative, or other non-substantive amendments, or grant any waivers, including implicit waivers, from a provision of our Code of Ethics to our chief executive officer, chief financial officer, or certain other finance executives, we will disclose the nature of the amendment or waiver, its effective date and to whom it applies in a Current Report on Form 8-K filed with the Securities and Exchange Commission.

We will provide a copy of the Code of Business Conduct and Ethics to any person without charge, upon request. Requests may be sent in writing to: SunVault Energy, Inc., 150 W. Axton Road, Bellingham, WA  98226.

Audit Committee and Audit Committee Financial Expert

Our board of directors do not have members of our audit committee that qualifies as an "audit committee financial expert" as defined in Item 407(d)(5)(ii) of Regulation S-K, but is "independent" as the term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934, as amended.

The Company does have a formal audit committee which was formed subsequent to year end, but currently does not have a financial expert. The audit committee consists of Mark Roseborough, Paul Bercier and Gary Monaghan. Financial information relating to quarterly reports was disseminated to all board members for review. The audited financial statements for the years ended December 31, 2013 and 2012 were provided to each member of the board in which any concerns by the members were directed to management and the auditors.

We believe that the members of our board of directors, who act as our audit committee in fulfilling that function, are collectively capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. We believe that retaining an independent director who would qualify as an "audit committee financial expert" would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development and the fact that we have not generated any material revenues to date.

Item 11. Executive Compensation

The particulars of the compensation paid to the following persons:

(b)	our principal executive officer;

(c)	our principal financial officer;

(d)	each of our three most highly compensated executive officers who were serving as executive officers at the end of the years ended December 31, 2013 and 2012; and

(e)
up to two additional individuals for whom disclosure would have been provided under (c) but for the fact that the individual was not serving as our executive officer at the end of the years ended December 31, 2013 and 2012, who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Gary Monaghan(1)	2013	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A
President, Chief Executive Officer and Director	2012	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A

Rory Husch(2)	2013	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A
Secretary and Treasurer	2012	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A

John Crawford(3)	2013	116,250	N/A	N/A	N/A	N/A	N/A	N/A	116,250
Former President, Chief Executive Officer, Chief Financial Officer and Director	2012	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A

Sophia Movshina(5)	2013	Nil	N/A	N/A	N/A	N/A	N/A	N/A	Nil
Former President, Treasurer, Secretary and Director	2012	Nil	N/A	N/A	N/A	N/A	N/A	N/A	Nil

(1)	Gary Monaghan was appointed as our president, chief executive officer and director on January 14, 2014.
(2)	Rory Husch was appointed as our secretary and treasurer on May 8, 2013.
(3)	John Crawford was appointed as our president, chief executive officer, chief financial officer and director on May 18, 2013 and resigned from all positions on January 13, 2014.
(4)	Frank Schubert resigned as chief technology officer on October 31, 2013;
(5)	Sophia Movshina was appointed as our president, treasurer, secretary and sole director on December 8, 2010 and resigned from all positions on May 8, 2013.

Stock Option Plan

On February 6, 2014, our directors approved the adoption of our 2014 Stock Option Plan which permits our company to grant up to 12,968,800 options to acquire shares of common stock, to directors, officers, employees and consultants of our company.

Grants of Plan-Based Awards

We did not grant any options or stock appreciation rights to our named executive officers or director from December 8, 2010 (inception) to December 31, 2013. As of December 31, 2013 we did not have a stock option plan.

Compensation of Directors

Other than as set out below, we do not have any agreements for compensating our directors for their services in their capacity as directors.

Effective February 17, 2014, we entered into stock option agreements with the directors, officers of our company, pursuant to which we issued an aggregate of 2,850,000 stock options to our officers and directors. The stock options are exercisable into one share of common stock of our company for five years from the date of grant at an exercise price of $0.10 per share.

Management or Employment Agreements

We have not yet entered into any consulting or management agreements with any of our directors or officers, other than listed below.

The Company entered into a management services contract with 564423 B.C. Ltd. for Gary Monaghan, a Named Executive Officer, to provide management services to the Company effective January 15, 2014 that provides for an annual fee of $120,000. In the event the management services contract is terminated without cause, 564423 BC Ltd. is entitled to termination pay of twenty-four months fees ($240,000).  In the event the management services contract is terminated as a result of a change of control, 564423 BC Ltd. is entitled to termination pay of twenty-four months fees ($240,000).  There are no conditions or obligations, which 564423 BC Ltd. has to comply with in order to receive termination pay.  Except as set out above, there are no other obligations to compensate 564423 BC Ltd. on resignation, retirement or other termination.

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

Compensation Committee

The Company has a compensation committee comprised of Mark Roseborough, Larry Faulk and Bill Richardson.  There were no compensation committee meetings in 2013.

Indebtedness of Directors, Senior Officers, Executive Officers and Other Management

None of our directors or executive officers or any associate or affiliate of our company during the last two fiscal years is or has been indebted to our company by way of guarantee, support agreement, letter of credit or other similar agreement or understanding currently outstanding.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of April 14, 2014, certain information with respect to the beneficial ownership of our common shares by each shareholder known by us to be the beneficial owner of more than 5% of our common shares, as well as by each of our current directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)	Percentage of Class
Gary Monaghan 360 Woodpark Crescent, Kelowna, BC V1V 2L1	830,000(2) Common Shares	0.9%
Rory Husch 101-1865 Dilworth Drive, Kelowna, BC V1Y 9T1	Nil	0.0%
Derek Bannister 1299 Galliano Road, Vernon, BC V1B 9T1	50,000(3) Common Shares	0.1%
Governor William Richardson 216 Washington Avenue, Santa Fe, New Mexico 87501	500,000(4) Common Shares	0.6%
Larry Faulk 41 Puget Drive, Steilacoom, WA 98388	500,000(4) Common Shares	0.6%
Lorne Roseborough 107 Portside Court, Kelowna, BC V1V 1T2	690,000(4) Common Shares	0.8%
Paul Bercier 3204 Hawksbrow Point N.W., Calgary, AB T3G 4C9	500,000(4) Common Shares	0.6%
Directors and Executive Officers as a Group	3,070,000	3.5%
	88,851,797 Common Shares	100%
Over 5% Shareholders
Millennium Treads International	23,090,000 Common Shares	26%
West Point International	16,333,333 Common Shares	18%
1804164 Alberta Inc.	17,000,000 Common Shares	19%

(1)
Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on April 14, 2014. As of April 14, 2014, we had 88,851,000 shares of our common stock issued and outstanding. All figures assume full dilution of convertible securities held.

(2)	Includes options to acquire 800,000 shares of our common stock by Gary Monaghan;
(3)	Includes options to acquire 50,000 shares of our common stock by Derek Bannister.
(4)	Includes options to acquire 500,000 shares of our common stock by each of Messrs. Richardson, Faulk, Roseborough and Bercier;

Changes in Control

We are unaware of any contract or other arrangement or provisions of our Articles or Bylaws the operation of which may at a subsequent date result in a change of control of our company. There are not any provisions in our Articles or Bylaws, the operation of which would delay, defer, or prevent a change in control of our company.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Other than set out below, no director, executive officer, shareholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction since the year ended December 31, 2013, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year-end for the last three completed fiscal years.

As part of the transfer of Premier IP from Millennium to our company, all operating expenses incurred by Premier from the date in the change of control (May 8, 2013) to September 30, 2013 were to be reimbursed by our company to Premier, until our company is able to raise the necessary capital to pay for its operating expenses. This payable to Premier is due on demand and therefore is a current liability. The total operating expenses incurred and due to Premier for the period May 8, 2013 to December 31, 2013 was $115,281.

Director Independence

We currently act with six directors, consisting of Gary Monaghan, Derek Bannister, Governor William Richardson, Larry Faulk, Lorne Roseborough and Paul Bercier. We have determined that Governor William Richardson, Larry Faulk, Lorne Roseborough and Paul Bercier are “independent director” as defined in NASDAQ Marketplace Rule 4200(a)(15).

Item 14. Principal Accounting Fees and Services

The aggregate fees billed for the most recently completed fiscal year ended December 31, 2013 and for fiscal year ended December 31, 2012 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

Year Ended
	December 31, 2013	December 31, 2012
	$	$
Audit Fees	16,800	4,500
Audit Related Fees	Nil	Nil
Tax Fees	Nil	Nil
All Other Fees	Nil	Nil
Total	16,800	4,500

Our board of directors pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by the board of directors either before or after the respective services were rendered.

Our board of directors has considered the nature and amount of fees billed by our independent auditors and believes that the provision of services for activities unrelated to the audit is compatible with maintaining our independent auditors’ independence.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	Financial Statements

	(1)	Financial statements for our company are listed in the index under Item 8 of this document

	(2)	All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements or notes thereto.

(b)	Exhibits

Exhibit Number	Description
(3)	Articles of Incorporation and Bylaws
3.1	Amended and Restated Articles of Incorporation (incorporated by reference to our Registration Statement on Form S-1 filed on April 30, 2012)
3.2	Bylaws (incorporated by reference to our Registration Statement on Form S-1 filed on April 30, 2012)
3.3	Certificate of Amendment (incorporated by reference to our Current Report on Form 8-K filed on June 21, 2013)
(10)	Material Contracts
10.1	Subscription Agreement, between the Company and Sophia Movshina, dated December 8, 2011 (incorporated by reference to our Registration Statement on Form S-1 filed on April 30, 2012)
10.2	Form of Subscription Agreement for Private Placement (incorporated by reference to our Registration Statement on Form S-1 filed on April 30, 2012)
10.3	Registration Rights Agreement (incorporated by reference to our Registration Statement on Form S-1 filed on April 30, 2012)
10.4	Promissory Note, dated December 28, 2011, between the Company and Sophia Movshina (incorporated by reference to our Registration Statement on Form S-1 filed on April 30, 2012)
10.5	Inventory Consignment Agreement, dated December 28, 2011, between Jubilee Rainbow Limited and the Company (incorporated by reference to our Registration Statement on Form S-1 filed on April 30, 2012)
10.6
Assignment of Intellectual Property dated August 6, 2013 with Millennium Trends International Inc. and Sunvault Energy Holdings Inc. (incorporated by reference to our Current Report on Form 8-K filed on August 12, 2013)

10.7
Standard Exclusive License Agreement with Sublicensing Terms dated December 9, 2013 with University of South Florida Research Foundation (incorporated by reference to our Current Report on Form 8-K filed on February 5, 2014)

10.8	2014 Stock Option Plan (incorporated by reference to our Current Report on Form 8-K filed on February 19, 2014)
10.9	Form of Stock Option Agreement (incorporated by reference to our Current Report on Form 8-K filed on February 19, 2014)
10.10	Share Purchase Agreement dated February 19, 2014 with Albert Klyne and family and 1454004 Alberta Ltd. (incorporated by reference to our Current Report on Form 8-K filed on March 5, 2014)
(14)	Code of Ethics
14.1	Code of Ethics (incorporated by reference to our Annual Report on Form 10-K filed on January 30, 2013 )
(21)	Subsidiaries
21.1	1454004 Alberta Ltd., an Alberta, Canada corporation (wholly owned)
(31)	Rule 13a-14(a) / 15d-14(a) Certifications
31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
(32)	Section 1350 Certifications
32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
101**	Interactive Data Files
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

**
Furnished herewith. Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of any registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise are not subject to liability under those sections.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUNVAULT ENERGY, INC.
(Registrant)

Dated: April 15, 2014	By:	/s/ Gary Monaghan
Gary Monaghan
President, Chief Executive Officer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: April 15, 2014	By:	/s/ Gary Monaghan
Gary Monaghan
President, Chief Executive Officer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Dated: April 15, 2014	By:	/s/ William Richardson
William Richardson
Director

Dated: April 15, 2014	By:	/s/ Larry Faulk
Larry Faulk
Director

Dated: April 15, 2014	By:	/s/ Lorne Roseborough
Lorne Roseborough
Director

Dated: April 15, 2014	By:	/s/ Paul Bercier
Paul Bercier
Director