Form 10-Q
period 2014-03-31
SunVault Energy, Inc.
filed 2015-02-04
CIK 1547716

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

SUNVAULT ENERGY, INC.
(Exact name of registrant as specified in its charter)

Nevada	333-181040	27-4198202
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(I.R.S. Employer Identification No.)

107 Portside Court Kelowna, BC	V1V1T2
(Address of principal executive offices)	(Zip Code)

778-478-9530

Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐   No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐   No ☒

As of February 3, 2015, there were 110,211,947 shares of company common stock issued and outstanding

SUNVAULT ENERGY, INC.
Quarterly Report on Form 10-Q
For The Quarterly Period Ended
March 31, 2014

TABLE OF CONTENTS

2

PART I – FINANCIAL INFORMATION

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

This report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause our performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States; we do not intend to update any of the forward-looking statements to conform these statements to actual results. Risk Factors may include:

•	anticipated growth strategies and our ability to manage the expansion of our business operations effectively;
•	our ability to keep up with rapidly changing technologies and evolving industry standards;
•	our ability to source our needs for skilled employees;
•	the loss of key members of our senior management; and
•	uncertainties with respect to the legal and regulatory environment surrounding our technologies.
•	Ability to finance for projects and the company.

Our financial statements are stated in United States dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

In this annual report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to “common shares” refer to the common shares in our capital stock.

As used in this current report and unless otherwise indicated, the terms "we", "us", "our" and “Sunvault” mean Sunvault Energy Inc. and our wholly-owned subsidiaries:

1.	1454004 Alberta Ltd., an Alberta, Canada corporation;
2.	CleanGen Inc., the 50% owned subsidiary of 1454004 Alberta Ltd.;
3.	CleanGen Power Corp., the wholly-owned subsidiary of 1454004 Alberta Ltd.;
4.	CleanGen Aboriginal HR Services Ltd., the wholly-owned subsidiary of CleanGen Inc.;
5.	1098541 Alberta Ltd., the wholly-owned subsidiary of CleanGen Inc. and the general partner of CuttingEdge Tire Recycling Limited Partnership; and
6.	Coole Immersive Inc., the 75.5% owned subsidiary of CleanGen Inc.; unless otherwise indicated.

Also, forward-looking statements represent our estimates and assumptions only as of the date of this report. You should read this report and the documents that we reference and filed as exhibits to this report completely and with the understanding that our actual future results may be materially different from what we expect. Except as required by law, we assume no obligation to update any forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in any forward-looking statements, even if new information becomes available in the future.

As used in this current report, the terms the “Company”, “Sunvault”, “we”, “us” and “our” refer to Sunvault Energy Inc., (formerly Organic Treehouse) a Nevada company.

3

Item 1. Financial Statements (unaudited)

SUNVAULT ENERGY, INC.

Consolidated Financial Statements

March 31, 2014

(Expressed in U.S. dollars)

(unaudited)

Index
Consolidated Balance Sheets	F–1
Consolidated Statements of Operations	F–2
Consolidated Statements of Cash Flows	F–3
Notes to the Consolidated Financial Statements	F–4

4

Sunvault Energy, Inc.

Consolidated Balance Sheets

(Expressed in U.S. dollars)

	March 31, 2014 $	December 31, 2013 $
	(unaudited)
ASSETS

Current assets

Cash	514,543	547,288
Term deposits (Note 4)	13,571	14,102
Accounts receivable, net of allowance for doubtful accounts of $nil (December 31, 2013 – $nil) (Note 5)	846,552	987,267
Inventory	1,010,369	589,320
Due from related party (Note 12)	38,878	22,815
Prepaid expenses and deposits	161,919	76,681

Total current assets	2,585,832	2,237,473

License	30,000	–
Property and equipment (Note 6)	1,499,595	1,546,005
Goodwill	139,719	145,183

Total assets	4,255,146	3,928,661

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities

Accounts payable and accrued liabilities (Note 12)	630,153	471,855
Current portion of long-term debt (Note 10)	150,063	155,932
Current portion of capital lease obligations (Note 11)	56,130	70,032
Deferred revenue	1,868,532	1,855,097
Convertible debt (Note 7)	22,167	–
Loans payable (Note 8)	1,262,481	1,194,886
Due to related parties (Note 12)	413,415	329,195

Total current liabilities	4,402,941	4,076,997

Long-term liabilities
Site retirement obligation (Note 9)	68,986	71,684
Long-term debt (Note 10)	475,467	532,160
Capital lease obligations (Note 11)	27,451	38,749

Total long-term liabilities	571,904	642,593

Total liabilities	4,974,845	4,719,590

Nature of operations and continuance of business (Note 1)
Commitments and contingencies (Note 16)
Subsequent events (Note 17)

Stockholders’ deficit

Common stock, 500,000,000 shares authorized, $0.001 par value 85,327,333 and 65,177,333 shares issued and outstanding, respectively	85,327	65,177
Additional paid-in capital	(3,357)	(65,177)
Accumulated other comprehensive income	106,875	75,791
Deficit	(1,391,081)	(1,321,331)

Total Sunvault Energy, Inc. stockholders’ deficit	(1,202,236)	(1,245,540)

Non-controlling interest	482,537	454,611

Total stockholders’ deficit	(719,699)	(790,929)

Total liabilities and stockholders’ deficit	4,255,146	3,928,661

(The accompanying notes are an integral part of these consolidated financial statements)

Sunvault Energy, Inc.

Statements of Operations

(Expressed in U.S. dollars)

(unaudited)

	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2014	2013
	$	$

Revenue

Tire collections	250,586	459,802
Non-program service revenue	222,706	257,671
Non-program shred revenue	425,540	313,884
Recycling revenue	150,332	1,370
Scrap metal revenue	5,845	16,410
Services rig and software revenue	47,131	35,694

Total revenue	1,102,140	1,084,831

Direct costs

Amortization	48,930	77,763
Equipment rental and maintenance	104,195	107,082
Freight and transportation (Note 12)	307,466	467,534
Labour (Note 12)	159,070	133,728
Materials	59,729	20,521
Provision for costs to complete tire processing	83,405	53,766
Sales and marketing (Note 12)	1,513	15,657
Site operating costs	57,651	79,512

Total direct costs	821,959	955,563

Gross margin	280,181	129,268

Operating expenses

Administrative fees (Note 12)	33,986	33,035
Amortization	6,272	6,468
Consulting fees (Note 12)	59,060	73,422
Equipment rental and maintenance	11,141	13,031
Labour	37,556	–
Management fees (Note 12)	126,843	127,865
Office and miscellaneous	45,458	39,241
Professional fees	32,714	109,161
Rent (Note 12)	27,979	14,090
Travel and entertainment	22,967	19,031

Total operating expenses	403,976	435,344

Net loss	(123,795)	(306,076)

Net loss attributable to non-controlling interest	54,045	107,565

Net loss attributable to Sunvault Energy, Inc.	(69,750)	(198,511)

Foreign currency translation gain	31,084	29,767

Comprehensive loss attributable to Sunvault Energy, Inc.	(38,666)	(168,744)

(The accompanying notes are an integral part of these consolidated financial statements)

Sunvault Energy, Inc.

Statements of Cash Flows

(Expressed in U.S. dollars)

(unaudited)

	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2014	2013
	$	$

Operating activities

Net loss	(123,795)	(306,076)

Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization	55,202	84,231

Changes in operating assets and liabilities:
Accounts receivable	103,745	(440,871)
Inventory	58,030	(41,014)
Due from related party	(16,953)	(15,164)
Prepaid expenses and deposits	(88,283)	19,467
Accounts payable and accrued liabilities	24,008	121,572
Deferred revenue	83,405	108,358
Due to related parties	19,500	492,430

Net cash provided by operating activities	114,859	22,933

Investing activities

Cash acquired on recapitalization	562	–
Cash acquired on acquisition of 1098541 Alberta Ltd.	–	322,973
Purchase of property and equipment	(67,001)	(33,999)

Net cash provided by (used in) investing activities	(66,439)	288,974

Financing activities

Repayment of loans payable	(2,715)	(305,620)
Repayment of long-term debt	(36,731)	(15,166)
Repayment of capital lease obligations	(21,144)	(14,591)

Net cash used in financing activities	(60,590)	(335,377)

Effect of foreign exchange rate changes on cash	(20,575)	63,981

Increase (decrease) in cash	(32,745)	40,511

Cash, beginning of period	547,288	39,528

Cash, end of period	514,543	80,039

Supplemental disclosures:

Interest paid	13,645	9,195
Income taxes paid	–	–

(The accompanying notes are an integral part of these consolidated financial statements)

Sunvault Energy, Inc.

Notes to the Financial Statements

March 31, 2014

(Expressed in U.S. dollars)

(unaudited)

1.	Nature of Operations and Continuance of Business

Sunvault Energy, Inc. (the “Company) was incorporated in the State of Nevada on December 8, 2010 under the name China Green Clothing Inc. The Company changed its name on April 29, 2011 to My Natural Baby Boutique Inc. then to Organic Treehouse Ltd. on January 5, 2012 then to Sunvault Energy, Inc. on May 24, 2013. The Company’s previous business was in the wholesale and distribution of organic infant and toddler products which was discontinued on May 8, 2013. On February 19, 2014, the Company entered into a share purchase agreement to acquire 100% of the shares of 1454004 Alberta Ltd., which holds 100% of the issued and outstanding shares of CleanGen Power Corp. and 50% of the issued and outstanding shares of CleanGen Inc. CleanGen Inc. is a company based in Alberta, Canada that operates Cutting Edge Tire Recycling LP, CleanGen Aboriginal HR Services Ltd., and Coole Immersive Inc. The Company’s current business is to provide renewables integration into energy production, energy delivery, and energy consumption.

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and is unlikely generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at March 31, 2014, the Company has a working capital deficiency of $1,817,109 and has accumulated losses of $1,391,081 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.	Significant Accounting Policies

(a)	Basis of Presentation

These consolidated financial statements and related notes are prepared in conformity with accounting principles generally accepted in the United States and are expressed in U.S. dollars. These consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, 1454004 Alberta Ltd., including 1454004 Alberta Ltd.’s wholly-owned subsidiary, CleanGen Power Corp., and its 51% owned subsidiary CleanGen Inc., including CleanGen Inc.’s wholly-owned subsidiaries, CleanGen Aboriginal HR Services Ltd. and 1098541 Alberta Ltd. (which is the general partner for CuttingEdge Tire Recycling Limited Partnership) and its 75.5% owned subsidiary Coole Immersive Inc. All inter-company balances and transactions have been eliminated.

(b)	Interim Financial Statements

These interim unaudited consolidated financial statements have been prepared on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period.

(c)	Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to allowance for doubtful accounts, the estimated useful lives and recoverability of property and equipment, valuation of inventory, impairment of goodwill and licenses, and deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

(d)	Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

Sunvault Energy, Inc.

Notes to the Financial Statements

March 31, 2014

(Expressed in U.S. dollars)

(unaudited)

2.	Significant Accounting Policies (continued)

(e)	Accounts Receivable

The Company recognizes allowances for doubtful accounts to ensure accounts receivable are not overstated due to the inability or unwillingness of its customers to make required payments. The allowance is based on the business environment, historical bad debt expense, the age of receivable and the specific identification of receivables the Company considers at risk.

(f)	Inventory

Inventory consists of shredded tire inventory and is comprised entirely of finished products. Inventory is valued at the lower of cost and net realizable value. Cost is determined by the first-in, first-out method. Net realizable value is the estimated selling price in the ordinary course of business, less estimated costs of completion and selling costs.

(g)	Equipment

Equipment is initially recorded at cost. Amortization is provided using the following rates:

Computer equipment	3 years straight-line
Field and production equipment	5 to 15 years straight-line
Furniture	20% declining balance
Vehicles	30% declining balance

(h)	Goodwill

Goodwill represents the excess of the acquisition price over the fair value of identifiable net assets acquired. Goodwill is allocated at the date of the business combination. Goodwill is not amortized, but is tested for impairment annually, during the fourth quarter, or more frequently if events or changes in circumstances indicate the asset may be impaired. These events and circumstances may include a significant change in legal factors or in the business climate, a significant decline in the Company’s share price, an adverse action of assessment by a regulator, unanticipated competition, a loss of key personnel, significant disposal activity and the testing of recoverability for a significant asset group.

The Company consists of a single reporting unit. The impairment test is carried out in two steps. In the first step, the carrying amount of the reporting unit including goodwill is compared with its fair value. The estimated fair value is determined utilizing a market-based approach, based on the quoted market price of the Company’s stock in an active market, adjusted by an appropriate control premium. When the carrying amount of a reporting unit exceeds its fair value, goodwill of the reporting unit is considered to be impaired and the second step is necessary.

In the second step of the goodwill impairment test, the implied fair value of the reporting unit’s goodwill is compared with its carrying amount to measure the amount of the impairment loss, if any. The implied fair value of goodwill is determined in the same manner as the value of goodwill is determined in a business combination using the fair value of the reporting unit as if it were the acquisition price. When the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of the goodwill, an impairment loss is recognized in an amount equal to the excess and is presented as a separate line item in the consolidated statements of operations. Establishing an implied fair value of goodwill requires the Company to make estimates for key inputs into complex valuation models and to apply significant judgment in the selection of estimates, assumptions and methodologies required to complete the analysis. Areas of judgment include, but are not limited to, development of multi-year business cash flow forecasts, the selection of discount rates and the identification and valuation of unrecorded assets.

Sunvault Energy, Inc.

Notes to the Financial Statements

March 31, 2014

(Expressed in U.S. dollars)

(unaudited)

2.	Summary of Significant Accounting Policies (continued)

(i)	Impairment of Long-lived Assets

In accordance with ASC 360, “Property, Plant, and Equipment”, the Company tests long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed significantly before the end of its estimated useful life. Recoverability is assessed based on the carrying amount of the asset and its fair value which is generally determined based on the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss is recognized when the carrying amount is not recoverable and exceeds fair value.

(j)	Site Retirement Obligations

A site retirement obligation is recognized at the best estimate of the expenditure required to settle the present obligation at the balance sheet date when the liability for a site retirement obligation is incurred and a reasonable estimate of the obligation is determinable. The best estimate of the site retirement obligation is the present value of the amount the Company would rationally pay to settle the obligation, or transfer it to a third party, at the balance sheet date.

When a liability is recognized, a corresponding site retirement cost is capitalized to the carrying amount of the related asset. The site retirement cost is amortized over the estimated useful life of the related asset or over the lease term.

The Company recognizes changes to the liability due to the passage of time in operating expenses, as accretion. Changes due to passage of time are calculated by applying an interest method of allocation using the discount rate used in the original calculation of the site retirement obligation. The Company recognizes changes to the liability arising from revisions to the timing, amount of expected undiscounted cash flows or discount rate as an increase or decrease to the carrying amounts of the site retirement obligation and the related site retirement capitalized cost.

(k)	Leases

A lease that transfers substantially all of the benefits and risks of ownership is classified as a capital lease. At the inception of a capital lease, an asset and a payment obligation are recorded at an amount equal to the lesser of the present value of the minimum lease payments and the property’s fair market value. Assets classified as capital leases are amortized using the declining balance method, over their estimated useful lives. All other leases are accounted for as operating leases and rental payments are expensed as incurred.

(l)	Revenue Recognition

For tires qualifying under Alberta Recycling Management Authority (“ARMA”) programs, tire collections revenue from ARMA is recognized when tires are picked up from clients. Revenue from ARMA for processing these tires is recognized when the tire shred is delivered to an approved location. Costs incurred to process these tires are recorded as inventory until delivery occurs.

For tires that do not qualify under ARMA programs (“non-program” tires), tire collections revenue is recognized when tires are received at the Company’s premises and collectability is reasonable assured. Customers also pay a recycling fee for tires delivered to the Company’s premises, which is recorded as deferred revenue. The Company recognizes the recycling fee revenue once the tires have been processed.

Revenue on sales of processed tires is recognized when a price is agreed, tire shred is delivered to customers, and collectability is reasonably assured.

The Company derives further revenue from wood recycling, equipment rentals, sand sales, tipping fees, service rig training, transportation, and software service. In accordance with ASC 605, Revenue Recognition, revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the amount is fixed and determinable, and collectability is reasonably assured.

Management assesses the business environment, customers’ financial condition, historical collection experience, accounts receivable aging, and customer disputes to determine whether collectability is reasonable assured. If collectability is not considered reasonably assured at the time of sale, the Company does not recognize revenue until collection occurs.

Sunvault Energy, Inc.

Notes to the Financial Statements

March 31, 2014

(Expressed in U.S. dollars)

(unaudited)

2.	Summary of Significant Accounting Policies (continued)

(m)	Income Taxes

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

(n)	Foreign Currency Translation

The Company’s functional currency is the Canadian dollar and its reporting currency is the U.S. dollar. Management has adopted ASC 830, “Foreign Currency Translation Matters”. Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Non-monetary assets and liabilities denominated in foreign currencies are translated at rates of exchange in effect at the date of the transaction. Average monthly rates are used to translate revenues and expenses. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in accumulated other comprehensive income.

(o)	Financial Instruments and Fair Value Measures

ASC 820, “Fair Value Measurements and Disclosures” requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. ASC 820 prioritizes the inputs into three levels that may be used to measure fair value:

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

The Company’s financial instruments consist principally of cash, term deposits, accounts receivable, accounts payable and accrued liabilities, amounts due to related parties, loans payable, long-term debt, and capital lease obligations. Pursuant to ASC 820, the fair values of cash and term deposits are determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. The recorded values of all other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

(p)	Comprehensive Income

ASC 220, “Comprehensive Income” establishes standards for the reporting and display of comprehensive income and its components in the financial statements. During the three months ended March 31, 2014, and 2013, the Company recognized foreign currency translation gains of $31,084 and $29,767, respectively, in comprehensive income.

(q)	Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

Sunvault Energy, Inc.

Notes to the Financial Statements

March 31, 2014

(Expressed in U.S. dollars)

(unaudited)

3.	Acquisition of 1454004 Alberta Ltd.

On February 19, 2014, the Company entered into a share purchase agreement to acquire 100% of the shares of 1454004 Alberta Ltd. (“1454004”), which holds 100% of the issued and outstanding shares of CleanGen Power Corp. and 50% of the issued and outstanding shares of CleanGen Inc., in exchange for 19,500,000 shares of common stock of the Company. CleanGen Inc. is a company based in Alberta, Canada that operates Cutting Edge Tire Recycling LP, CleanGen Aboriginal HR Services Ltd., and Coole Immersive Inc.

The share purchase agreement was a capital transaction in substance and therefore has been accounted for as a reverse capitalization. Under reverse capitalization accounting, 1454004 was considered the acquirer for accounting and financial reporting purposes, and acquired the assets and assumed the liabilities of the Company. Assets acquired and liabilities assumed are reported at their historical amounts. These consolidated financial statements include the accounts of the Company since the effective date of the recapitalization and the historical accounts of 1454004 since inception.

The comparative figures as of December 31, 2013, and for the three months ended March 31, 2013, are those of 1454004, and 1454004 is deemed to be the continuing entity for accounting purposes.

The assets acquired and liabilities assumed from Sunvault Energy, Inc. are as follows:

$

Cash	562
Assets held for sale	500,000
Licenses	30,000
Accounts payable and accrued liabilities	(152,064)
Convertible debt	(22,167)
Loan payable	(115,281)
Due to related parties	(77,110)

Total purchase price	163,940

4.	Term Deposits

	March 31, 2014 $	December 31, 2013 $

HSBC Bank Canada, term deposit that is unsecured, bearing interest at 0.85% per annum, and matures on May 16, 2014 (Cdn$15,000).	13,571	14,102

5.	Accounts Receivable

	March 31, 2014 $	December 31, 2013 $

Trade accounts receivable	808,713	952,575
GST receivable	33,408	30,088
Corporate taxes refundable	2,441	2,536
Other	1,990	2,068

	846,552	987,267

Sunvault Energy, Inc.

Notes to the Financial Statements

March 31, 2014

(Expressed in U.S. dollars)

(unaudited)

6.	Property and Equipment

	Cost $	Accumulated amortization $	Net book value as at March 31, 2014 $	Net book value as at December 31, 2013 $

Computer equipment	71,653	51,469	20,184	22,395
Field and production equipment	3,054,549	1,657,718	1,396,831	1,505,806
Furniture	17,294	12,365	4,929	5,390
Land	77,651	–	77,651	12,414

	3,221,147	1,721,552	1,499,595	1,546,005

Included in field equipment are assets under capital lease with an original cost of $251,067 (December 31, 2013 - $260,886) and accumulated amortization of $109,652 (December 31, 2013 - $111,106). Included in production equipment are assets under capital lease with an original cost of $45,427 (December 31, 2013 - $47,203) and accumulated amortization of $4,543 (December 31, 2013 - $1,574). During the three months ended March 31, 2014, amortization expense includes $2,728 (2013 - $4,042) related to assets under capital leases.

Field equipment includes machinery with a carrying value of $152,118 (December 31, 2013 - $214,484) which was not available for use as at March 31, 2014. As a result, no amortization of these assets has been recorded.

7.	Convertible Debt

(a)

On October 31, 2013, the Company issued a convertible promissory note in exchange for accounts payable of $15,000. The note bears interest at 8% per annum, is unsecured, and due on April 30, 2014. The unpaid amount of principal and accrued interest can be converted at any time at the holder’s option at a price of $0.50 per share of the Company’s common stock. During the three months ended March 31, 2014, the Company issued additional amount under this convertible promissory note totalling $7,167 under the same terms. The maturity date will be accelerated to the closing date of any financing transaction in which the Company raises at least $250,000 in gross proceeds. Refer to Note 17(c).

In accordance with ASC 470-20, “Debt with Conversion and Other Options”, the Company determined that the convertible promissory note contained no embedded beneficial conversion feature as the convertible promissory note was issued with a conversion price higher than the fair market value of the Company’s shares of common stock at the time of issuance.

(b)

On November 1, 2013, the Company issued a convertible promissory note in exchange for accounts payable of $25,000. The note bears interest at 8% per annum, is unsecured, and due on April 30, 2014. The unpaid amount of principal and accrued interest can be converted at any time at the holder’s option at a price of $0.50 per share of the Company’s common stock. In December 2013, the Company issued additional amount under this convertible promissory note totalling $10,000 under the same terms. The Company is to issue the holder 45,000 shares of common stock upon the initial conversion of this promissory note. The maturity date will be accelerated to the closing date of any financing transaction in which the Company raises at least $250,000 in gross proceeds. On February 14, 2014, the Company issued 350,000 shares of common stock to settle the convertible debt of $35,000. Refer to Note 13(a).

8.	Loans Payable

(a)

On May 14, 2011, the Company issued a promissory note to Kanata Metis Cultural Enterprises Ltd. (“Kanata”), whereby the Company borrowed $361,893 (Cdn$400,000) (December 31, 2013 - $376,040 (Cdn$400,000)), which is non-interest-bearing, unsecured, and due on demand. During the year ended December 31, 2012, the Company repaid $13,571 (Cdn$15,000).

(b)

On November 9, 2011, the Company issued a promissory note to Kanata, whereby the Company borrowed $361,893 (Cdn$400,000) (December 31, 2013 - $376,040 (Cdn$400,000)), which is non-interest-bearing, unsecured, and due on demand.

(c)

On December 14, 2011, the Company issued a promissory note to Kanata, whereby the Company borrowed $407,129 (Cdn$450,000) (December 31, 2013 - $423,045 (Cdn$450,000)), which is non-interest-bearing, unsecured, and due on demand.

Sunvault Energy, Inc.

Notes to the Financial Statements

March 31, 2014

(Expressed in U.S. dollars)

(unaudited)

8.	Loans Payable (continued)

(d)

As at March 31, 2014, the Company owed $29,856 (Cdn$33,000) (December 31, 2013 – $33,844 (Cdn$36,000)) to Terrence Smith for the acquisition of Coole on July 19, 2012. The amount was secured by Coole, non-interest bearing, and is due on December 31, 2014, with monthly payments of $2,714 (Cdn$3,000).

(e)

As at March 31, 2014, the Company owed $115,281 (December 31, 2013 – $nil) to a non-related party for expenses paid on behalf of the Company. The amount due is non-interest bearing, unsecured, and due on demand.

9.	Site Retirement Obligation

The Company operates on aboriginal land and is legally required to dismantle and remove equipment and debris when the land is disposed of. A site retirement obligation has been accrued and a corresponding amount has been capitalized as a site retirement cost, which has been fully amortized to site and operating expenses. The Company estimated the initial fair value of the site retirement obligation using discounted future cash flows. The significant assumptions used to determine fair value include the cost of removal of equipment, debris and soil. Costs have been estimated using current market rates for such services commencing in the year 2015.

10.	Long-term Debt

	March 31, 2014 $	December 31, 2013 $

Business Development Bank of Canada, repayable in monthly instalments of Cdn$6,000 plus interest at 7%, maturing May 17, 2018, secured by a general interest in all present and after acquired property.	271,420	298,956

Business Development Bank of Canada, repayable in monthly instalments of Cdn$6,667 plus interest at 8%, maturing May 17, 2018, secured by a general interest in all present and after acquired property.	301,592	332,190

John Deere Finance, repayable in monthly installments of Cdn$1,262 including interest at 0%, maturing on January 1, 2018, secured by specific equipment.	52,518	56,946

	625,530	688,092

Less: current portion	(150,063)	(155,932)

Long-term portion	475,467	532,160

Principal repayments on long-term debt in each of the next five years are as follows:

Year		$

2014	(Cdn$125,361)	113,397
2015	(Cdn$167,147)	151,224
2016	(Cdn$167,147)	151,224
2017	(Cdn$167,147)	151,224
2018	(Cdn$64,618)	58,461

		625,530

Sunvault Energy, Inc.

Notes to the Financial Statements

March 31, 2014

(Expressed in U.S. dollars)

(unaudited)

11.	Capital Lease Obligations

	March 31, 2014 $	December 31, 2013 $

Treadco Inc., equipment lease repayable in monthly installments of $4,762 including interest at 12% per annum, due in February 2015, secured by specific field equipment.	43,685	57,224

Coast Capital, equipment lease repayable in monthly instalments of $1,186 including interest at 8.23% per annum, due in July 2017, secured by production equipment.	37,416	41,390

John Deere, equipment lease repayable in monthly installments of $2,766, due in May 2014, secured by field equipment.	2,480	10,167

	83,581	108,781

Less: current portion	(56,130)	(70,032)

Long-term portion	27,451	38,749

Future minimum lease payments related to capital lease obligations are as follows:

$

2014	50,909
2015	20,403
2016	12,873
2017	7,509

91,694

Less: imputed interest	(8,113)

83,581

Less: current portion	(56,130)

Long-term portion	27,451

12.	Related Party Transactions

(a)	As at March 31, 2014, the Company owed $25,000 (December 31, 2013 - $nil) to a company controlled by the President of the Company, which is unsecured, non-interest bearing, and due on demand.

(b)	As at March 31, 2014, the Company owed $7,500 (December 31, 2013 - $nil) to the Chief Technology Officer of the Company, which is unsecured, non-interest bearing, and due on demand.

(c)	As at March 31, 2014, the Company owed $14,980 (December 31, 2013 - $nil) to the Treasurer and Secretary of the Company, which is unsecured, non-interest bearing, and due on demand.

(d)	As at March 31, 2014, the amount of $30,000 (December 31, 2013 - $nil) is owed to a significant shareholder which is non-interest bearing, unsecured, and due on demand.

(e)

As at March 31, 2014, the amount of $28,647 (December 31, 2014 - $nil) is owed to a director of the Company which is non-interest bearing, unsecured, and due on demand. Of this amount, $9,517 is included in accounts payable and accrued liabilities.

(f)

As at March 31, 2014, the Company owed $298,856 (Cdn$330,031) (December 31, 2013 - $310,266 (Cdn330,031)) to Elizabeth Metis Society, an entity under common control, related to the acquisition of 1098541 Alberta Ltd. The amount is unsecured, non-interest bearing, and due on demand.

(g)

As at March 31, 2014, the Company owed $17,949 (Cdn$20,134) (December 31, 2013 - $18,929 (Cdn$20,134)) to a company controlled by the President of 1454004, which is unsecured, non-interest bearing, and due on demand.

(h)	As at March 31, 2014, the Company was owed $38,878 (Cdn$42,972) (December 31, 2013 - $22,815 (Cdn$24,268)) from a shareholder of Coole, which is unsecured, non-interest bearing, and due on demand.

Sunvault Energy, Inc.

Notes to the Financial Statements

March 31, 2014

(Expressed in U.S. dollars)

(unaudited)

12.	Related Party Transactions (continued)

(i)

For the three months ended March 31, 2014, the Company incurred management fees of $33,989 (2013 - $44,611) and rent expense of $nil (2013 - $1,983) to the President and companies controlled by the President of 1454004.

(j)

For the three months ended March 31, 2014, the Company incurred freight and transportation expenses of $62,841 (2013 - $80,649) and sales and marketing expenses of $nil (2013 - $14,994) to a company owned by the spouse of a member of management of the Company. As at March 31, 2014, $40,452 (Cdn$44,713) (December 31, 2014 - $40,076 (Cdn$42,629)) of these charges was included in accounts payable and accrued liabilities.

(k)	For the three months ended March 31, 2014, included in management fees are the following amounts:

•	$25,000 (2013 - $nil) paid to the President of the Company;

•	$7,500 (2013 - $nil) paid to the Chief Technology Officer of the Company;

•	$20,167 (2013 - $12,227) paid to the daughter of the President of 1454004;

•	$11,556 (2013 - $12,640) paid to the son of the President of 1454004; and

•	$40,787 (2013 - $31,228) paid to a director of 1454004.

(l)	For the three months ended March 31, 2014, included in labour are the following amounts:

•	$1,210 (2013 - $1,452) paid to the daughter of the President of 1454004;

•	$11,556 (2013 - $nil) paid to the son of the President of 1454004; and

•	$2,719 (2013 - $nil) paid to a director of 1454004.

(m)	For the three months ended March 31, 2014, the Company incurred administrative fees of $11,556 (2013 - $12,640) paid to the son of the President of 1454004.

13.	Common Stock

(a)

On February 18, 2014, the Company issued 350,000 shares of common stock to settle convertible debt of $35,000. Refer to Note 7(b). These shares of common stock were included in the accounts of the Company as at the effective date of recapitalization. Refer to Note 3.

(b)

On February 18, 2014, the Company issued 300,000 shares of common stock pursuant to a licensing agreement. Refer to Note 16(c). These shares of common stock were included in the accounts of the Company as at the effective date of recapitalization. Refer to Note 3.

(c)	On March 7, 2014, the Company issued 19,500,000 shares of common stock pursuant to a share purchase agreement with 1454004 Alberta Ltd. Refer to Note 3.

14.	Stock Options

On February 6, 2014, the Company adopted the 2014 Stock Option Plan which permits the Company to grant stock options for up to 12,968,800 shares of common stock to officers, directors, employees, and consultants. The Board of Directors will determine the exercise price and vesting schedule for stock options granted. The maximum term of stock options granted is five years.

A summary of the Company’s stock option activity is as follows:

	Number of Options	Weighted Average Exercise Price $	Aggregate Intrinsic Valu $

Outstanding, December 31, 2013	–	–	–

Issued as part of the recapitalization	3,100,000	0.10

Outstanding, March 31, 2014	3,100,000	0.10	496,000

Sunvault Energy, Inc.

Notes to the Financial Statements

March 31, 2014

(Expressed in U.S. dollars)

(unaudited)

14.	Stock Options (continued)

Additional information regarding stock options outstanding as at March 31, 2014, is as follows:

	Outstanding and exercisable
Range of exercise prices $	Number of shares	Weighted average remaining contractual life (years)	Weighted average exercise price $

0.10	3,100,000	4.9	0.10

15.	Share Purchase Warrants

The following table summarizes the continuity of share purchase warrants:

	Number of warrants	Weighted average exercise price $

Balance, December 31, 2013	–	–

Issued as part of the recapitalization	20,427,333	2.00

Balance, March 31, 2014	20,427,333	2.00

As at March 31, 2014, the following share purchase warrants were outstanding:

Number of warrants	Exercise price $	Expiry date

60,000	2.00	September 16, 2015
34,000	2.00	September 17, 2015
333,333	2.00	November 15, 2015
20,000,000	2.00	August 6, 2023

20,427,333

16.	Commitments and Contingencies

(a)

On August 10, 2010, CleanGen Power Corp. (“CleanGen Power”) entered into a lease agreement for land and a building in consideration for base rent of $2,368 (Cdn$2,617) per month, expiring on March 31, 2015. The minimum lease payments over the remaining term of the lease are as follows:

Year	$

2014	21,308
2015	7,103

28,411

(b)

On September 14, 2011, CleanGen Power received notice that The Groundworx Co. (“Groundworx") was seeking damages of Cdn$41,648 for repair services provided for a Doppstadt Shredder (the “Shredder”). Management of CleanGen Power asserts that any repair services provided for the Shredder was done without the agreement and the knowledge of CleanGen Power. On October 5, 2012, CleanGen Power has filed a Statement of Defense and Counterclaim, seeking damages of Cdn$6,480,000 from Groundworx for the following: (i) trespassing, including physical damage to the gates and structures located on land that CleanGen Power was entitled to possession of; (ii) removal and conversion of the Shredder without permission; (iii) consequential losses arising from, but not limited to, CleanGen Power’s inability to perform its obligations under agreements with third parties as a direct result of the loss of the Shredder; (iv) damages arising from the disruption of CleanGen Power’s business, causing CleanGen Power to be unable to honour all of its financial obligations to third parties; and (v) administrative time and resources spent by CleanGen Power to locate the Shredder and to deal with the abovementioned acts of Groundworx. On November 16, 2012, CleanGen Power received a Statement of Defense to Counterclaim from Groundworx, who denied all of the allegations in the Counterclaim.

Sunvault Energy, Inc.

Notes to the Financial Statements

March 31, 2014

(Expressed in U.S. dollars)

(unaudited)

16.	Commitments and Contingencies (continued)

(c)

On December 9, 2013, the Company entered into a licensing agreement pursuant to which the Company has been granted a royalty-bearing, exclusive license to certain patented inventions. The Company has agreed to pay the licensor $3,000 and issue shares of common stock equal to a fair value of $30,000 on or before January 8, 2014. Refer to Note 13(b). The Company will pay royalties to the licensor calculated based on 4% of net sales for licensed products and processes. The minimum royalty payments are to be paid in advance on a quarterly basis as follows: December 3, 2018: - $500; year 2019 - $2,000; year 2020 - $4,000; year 2021 - $6,000; year 2022 - $8,000; and $10,000 for 2023 and every year thereafter for the life of the agreement. If the first sale of a licensed product occurs before 2019, the first minimum royalty payment will be due on December 31 of the year in which the first sale occurred and the due dates for the subsequent minimum royalty payments will be adjusted accordingly. The Company must provide funding of at least $50,000 by January 6, 2014 for research by the licensor in the area of electrochemical based solar cells with energy storage capacity. In addition, the Company must pay the licensor milestone payments as follows: $5,000 upon completion of a working prototype due on March 31, 2018 and $10,000 upon its first commercial sale due on March 31, 2019. The Company must execute the first commercial sales of products to a retail customer on or before March 31, 2019 or the licensor has the right to terminate the agreement. The term of this license will continue until the latter of the date that no licensed patent remains a pending application or an unforceable patent, or the date on which the licensee’s obligation to pay royalties expires.

(d)

On January 16, 2014, the Company entered into an agreement with a company controlled by the President of the Company whereby the Company is to pay $10,000 per month which is to be paid with shares of common stock of the Company until the Company has adequate funding. If the agreement is terminated by the Company without cause or as a result of a change in control, this company will be entitled to termination pay of $240,000. Refer to Note 17(a).

(e)

On March 1, 2014, the Company entered into a consulting agreement with a consultant, pursuant to which the consultant will provide consulting services in consideration of 300,000 restricted shares. The term of the agreement is one year commencing on the date to be determined within the next six months. Refer to Note 17(l).

(f)

On March 15, 2014, the Company entered into a consulting agreement with a consultant, pursuant to which the consultant will provide consulting services in consideration of 500,000 restricted shares. Refer to Note 17(m).

(g)

On March 31, 2014, CleanGen Power, received a demand for payment of Cdn$1,045,627 from the Province of Alberta pursuant to the biorefining commercialization and market development program grant agreement (the “Grant Agreement”). The amount consists of Cdn$969,157 of grant funds disallowed under the Grant Agreement and Cdn$76,471 of interest earned on the grant funds. While CleanGen Power acknowledges that it was in default of the Grant Agreement, the breach was brought about in part by circumstances beyond CleanGen Power’s control. In particular, a sawdust pile fire incident occurred from December 2 to December 21, 2011, which consumed 250,000 tonnes of wood material to be used for the biomass project worth Cdn$1,500,000 to Cdn$2,000,000 and cost approximately Cdn$500,000 to put out. This greatly affected CleanGen Power’s ability to progress with the project under the Grant Agreement. As such, CleanGen Power is in discussions with the Province of Alberta to reduce or settle the amount owed.

17.	Subsequent Events

(a)	On April 4, 2014, the Company issued 120,000 shares of common stock to a company controlled by the President of the Company to settle management services of $30,000.

(b)	On April 4, 2014, the Company issued 50,000 shares of common stock to the Chief Technology Officer of the Company to settle management services of $12,500.

(c)	On April 10, 2014, the Company issued 191,130 shares of common stock to settle the convertible debt of $15,000. Refer to Note 7(a).

Sunvault Energy, Inc.

Notes to the Financial Statements

March 31, 2014

(Expressed in U.S. dollars)

(unaudited)

17.	Subsequent Events (continued)

(d)

Effective April 11, 2014, the Company entered into a purchase agreement with 1301540 Alberta Ltd., an Alberta Canada corporation, operating under the name Werkman Transport. Pursuant to the agreement, the Company agreed to purchase all of the transportation assets and other assets of 1301540 Alberta, excluding all land and buildings and accounts receivable, but including the right to use the name Werkman Transport at a purchase price of Cdn$3,000,000, payable in shares of common stock. Cdn$1,000,0000 or 5,000,000 shares of common stock are to be issued upon closing with the remaining shares of common stock to be issued after six months have elapsed from the closing date. Pursuant to the agreement, the Company created a new, wholly-owned subsidiary, named Werkman Transport Inc., under which the purchased assets of 1301540 Alberta was transferred upon receipt by 1031540 Alberta of Cdn$1,000,000 from the Company. In addition, the newly created subsidiary, Werkman Transport Inc., will enter into a 5 year contract with 1031540 Alberta to supply management services of Jason Werkman at a rate of $10,000 per month. On April 15, 2014, the Company issued 5,000,000 shares of common stock pursuant to the purchase agreement.

(e)

On April 14, 2014, the Company issued 3,333,334 shares of common stock to acquire 100% of the shares of Eco-West Transport Inc., a company based in Alberta, Canada, which is in the business of providing trucking transportation services. On September 9, 2014, the agreement was mutually rescinded. As a result, the Company cancelled the 3,333,334 shares of common stock issued to Eco-West Transport Inc.

(f)

On April 15, 2014, the Company entered into a consulting agreement with a consultant for a term of six months until October 14, 2014. In consideration, the Company issued 100,000 shares of common stock on June 5, 2014.

(g)

On April 15, 2014, the Company entered into a consulting agreement with a consultant. In consideration, the Company is to issue 600,000 shares of common stock and 100,000 share purchase warrants exercisable at a price of $2 per share for a term of three years. The 600,000 shares of common stock were issued on June 6, 2014.

(h)	On April 15, 2014, the Company entered into a consulting agreement with a consultant. In consideration, the Company issued 500,000 shares of common stock on June 11, 2014.

(i)

Effective April 22, 2014, the Company entered into private placement subscription agreements with several investors pursuant to which the Company issued convertible debentures in the aggregate amount of $229,772. The convertible debentures carry interest at the rate of 8% calculated annually and paid quarterly and may be converted into shares of the Company’s common stock at any time at the conversion price of $0.30 per share. The Company must pay back the principal amount outstanding and accrued and unpaid interest any time before or at the maturity date of April 22, 2016.

(j)

On April 24, 2014, the Company entered into a Services and Commission Agreement with Aboriginal Financial Services Corporation (“AFSC”) pursuant to which AFSC will provide the Company with knowledge regarding various Aboriginal peoples, groups, organizations and First Nations, Metis and Inuit communities (“Aboriginal Stakeholders”) and their business practices to assist the Company in identifying utility resource development and associated services to assist the Company with contractual arrangements for the development of resource opportunities on Aboriginal lands.

Under the terms of the agreement, the Company agreed to pay AFSC a one-time Cdn$3,000 retainer upon execution of the agreement and reimburse AFSC on a monthly basis for pre-approved out-of-pocket expenses. The Company has also agreed to issue the following shares based on various target contracts, as more particularly described in the agreement:

i)

500,000 shares of common stock at the then prevailing market rate for any and all target contracts having a total capital investment value of up to Cdn$4,999,999 issuable as of the date of signing of target contracts with Aboriginal Stakeholders.

ii)	An additional 500,000 shares of common stock at the then prevailing market rate will be deemed earned and issuable as of the date of completion of the target contracts.

iii)

A further 500,000 shares of common stock at the prevailing market rate for any and all target contracts having a cumulative total capital investment of Cdn$5,000,000 or more upon completion of the target contracts. Such shares will be deemed earned and issuable upon the target contracts being completed.

Sunvault Energy, Inc.

Notes to the Financial Statements

March 31, 2014

(Expressed in U.S. dollars)

(unaudited)

17.	Subsequent Events (continued)

The Company also agreed to pay AFSC a commission for any and all third party financing introduced to the Company by AFSC as follows:

i)	10% of the first Cdn$1,000,000, plus;

ii)	8% of the second Cdn$1,000,000, plus;

iii)	6% of the third Cdn$1,000,000, plus;

iv)	4% of the fourth Cdn$1,000,000, plus;

v)	2% of everything above Cdn$4,000,000.

The agreement may be terminated by either party with 90 days written notice.

Pursuant to an addendum to the agreement, on September 26, 2014, the Company issued 500,000 restricted shares of common stock to AFSC at $0.30 per share as additional consideration for AFSC’s performance of services rendered in identifying and introducing other business opportunities to the Company.

(k)

On May 28, 2014, the Company entered into a consulting agreement with a consultant in consideration of 40,150 shares of common stock and cash payment of $11,466. The Company issued 40,150 shares of common stock on June 6, 2014.

(l)	On June 5, 2014, the Company issued 300,000 shares of common stock to a consultant in consideration of consulting services rendered. Refer to Note 16(f).

(m)	On June 5, 2014, the Company issued 500,000 shares of common stock to a consultant in consideration of consulting services rendered. Refer to Note 16(g).

(n)	On June 11, 2014, the Company issued 60,000 shares of common stock to the Chief Technology Officer of the Company to settle management services of $9,000.

(o)

On June 30, 2014, the Company’s subsidiary, CleanGen Inc., entered into an agreement to sell its 75.5% interest in Coole Immersive Inc. for consideration of Cdn$302,000, of which Cdn$200,000 is due upon closing and the remainder is due in monthly payments of Cdn$17,000 per month for six months after closing. The agreement has not yet closed.

(p)

On July 15, 2014, the Company acquired 500,000 Class A shares of common stock of CleanGen Inc. in exchange for 8,000,000 shares of common stock of the Company, upon which the Company secured a 100% interest of CleanGen Inc.

(q)

On July 25, 2014, the Company entered into equipment purchase agreements, wherein the Company agreed to purchase trailer units for consideration of 1,000,000 shares of common stock, which were issued on August 8, 2014.

(r)

On July 29, 2014, the Company entered into an equipment purchase agreement, wherein the Company agreed to purchase an oil service truck for consideration of 400,000 shares of common stock, which were issued on August 8, 2014.

(s)	On July 29, 2014, the Company issued an additional 190,000 shares of common stock to re-price the subscription price for a private placement of common shares issued on September 16, 2013.

(t)	On October 10, 2014, the Company issued 4,000,000 shares of common stock pursuant to the purchase agreement with 1301540 Alberta Ltd. as payment of Cdn$1,200,000 towards the purchase price.

Item 2. Financial Information – Management’s Discussion and Analysis

The following discussion should be read in conjunction with the audited financial statements and the related notes for Sunvault Energy, Inc. (“Sunvault”) for the quarter ended March 31, 2014 that appear elsewhere in this Form 10-Q. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this Form 10-Q, particularly in the section entitled "Risk Factors" beginning on page 15.

Our Business developments

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

In addition, on January 11, 2014, John Crawford, then Chief Executive Officer and a director of the Company, received a copy of an executed written consent of shareholders that hold a majority of the outstanding shares of common stock of the Company (the “Shareholder Action”). The Shareholder Action, removed Mr. Crawford from his positions as Chief Executive Officer and director of the Company. Due to this action, Mr. Crawford felt compelled to relinquish his position as an officer and director of the Company on January 11, 2014 through the filing of a current report on a Form 8-K, which he initiated. The company direction and Mr. Crawford were not in alignment with each other was Mr. Crawford’s personal assessment of the situation as described in the filed Form 8-K.

On January 14, 2014, Gary Monaghan was appointed as a director, president and chief executive officer of Sunvault. Also on January 14, 2014, after a conversation with the company, former-governor William Richardson rescinded his resignation of January 9, 2014 and resumed his position as a director of the Company.

Effective January 15, 2014, Gov. Bill Richardson, Larry Faulk, Lorne Roseborough and Paul Bercier were appointed directors of Sunvault and Rory Husch, as secretary, was also appointed treasurer. Derek Bannister, a director of the company previous to the management change, remains as a director.

Management recognizes that a change in direction sometimes comes with disagreement. The Company believes its best course of action is to continue to improve its revenue generating capabilities while it pursues its technology platforms. This approach will prove to be less dilutive to shareholders and more advantageous to company goals as they relate to seeking future funding. We also started negotiations with new officers of the company, Gary Monaghan and Franzi Tschurtschenthaler for management contracts that the Company could afford for this stage of its development.

On February 6, 2014, the Board of directors approved the adoption of the 2014 Stock Option Plan (the “2014 Plan”) which permits our company to issue up to 12,968,800 shares of our common stock to directors, officers, employees and consultants of our company upon the exercise of stock options granted under the 2014 Plan. On February 17, 2014, 3,100,000 stock options were granted to directors, officers and consultants.

Effective February 19, 2014, the Company entered into a share purchase agreement, with Mr. Klyne and 1454004 Alberta Ltd., an Alberta, Canada corporation. Mr. Klyne is the sole shareholder of 1454004 Alberta. Pursuant to the agreement, 100% of the issued and outstanding shares of 1454004 Alberta was acquired from Mr. Klyne for 19,500,000 shares of our common stock. The share purchase agreement was approved by a meeting of the board of directors on March 1, 2014. As a result, 1454004 Alberta Ltd. became our wholly-owned subsidiary. 1454004 Alberta holds 100% of the issued and outstanding shares of CleanGen Power Corp. and 50% of the issued and outstanding shares of CleanGen Inc., an Alberta, Canada Corporation that operates Cutting Edge Tire Recycling LP.

On or about February 15, 2014, the Company became aware of an executed agreement signed by Mr. Derek Bannister between Millennium and Westpoint and John Crawford and received confirmation from the major shareholder groups Millennium and Westpoint that they planned to move ahead to cancel share certificates equaling 35,000,000 shares of common stock. The company has exercised the agreement to cancel these shares. The company was then made aware by an email copy – from a Bahamian Court that a disagreement within the shareholder group has arisen due to this decision, The Company is awaiting the results of that dispute and may have to retract or modify the statement made in a press release depending on the updates we receive from the shareholder groups authorized management. It is the Company’s position that the shares are cancelled.

As above, on January 7, 2014, Sunvault Energy Inc. entered into an agreement with its largest shareholder group Millennium Trends International Inc. and West Point International Inc., who negotiated the transaction with the previous CEO John Crawford, while he was still in office. This transaction gave the direction to return 35 million common shares of our company to treasury. The shares returned under the agreement were owned by Millennium Trends International Inc. and West Point International Inc. both of which are Bahamian Companies.

Effective March 1, 2014, we entered into a collaborative agreement with Massachusetts Institute of Technology, wherein they have agreed to conduct a research program on behalf of our company for our Sunvault 3D PV (Photovoltaics) appliance. The company has payment terms within the agreement of $42,500 at signing and $42,500 effective May 1, 2014. On April 29, 2014 the Company received a termination letter from the Massachusetts Institute of Technology, due to Professor Jeffrey Grossman having conflicting commitments. The Company has since moved on to an agreement with the University of British Columbia working with our CTO Franzi Tschurtschenthaler and Professor John Madden.

On March 1, 2014, Premier Global through a bill of sale agreement agreed to transfer 433KW of solar panels to Sunvault.

Effective March 5, 2014, Sunvault transferred 900 KW - $900,000 ( $1,000 per KW) of panels to CleanGen in exchange for two items: 1) the purchase of 21,000 Preferred shares of CleanGen for $525,000 , the shortfall from the 729 Solar panels now owned by Sunvault was made up from 171 of the 433KW of panels received from Premier Global. The remaining 262KW of panels are part of a collateral agreement between John Crawford and an investment he made into Sunvault Energy through Westpoint International. Mr. Crawford has ownership of 262KW.2) CleanGen Inc. owes Sunvault $375,000. After these transactions, Sunvault does not have any panels remaining.

The Company was issued 21,000 preferred shares from CleanGen on March 20, 2014. At this date the company moved into a position of control at CleanGen with 51% of the voting shares.

On April 4, 2014, the Company issued 120,000 shares of common stock to a company controlled by the President of the Company to settle management services of $30,000 provided subsequent to December 31, 2013.

On April 4, 2014, the Company issued 50,000 shares of common stock to the Chief Technology Officer of the Company to settle management services of $12,500 provided subsequent to December 31, 2013.

On April 10, 2014, the Company issued 191,130 shares at a price of $0.20 to Louis A. Bevilacqua and Joseph Kaufman to settle a debt of $38,226 and discharge the company from a convertible note signed for past legal services.

On April 14, 2014, Sunvault acquired 100% of Eco-West Transport through the issue of 3,333,334 shares at $0.15 per share. On September 9, 2014, the transaction was mutually rescinded. As a result, the Company cancelled the 3,333,334 shares of common stock issued to Eco-West Transport.

On April 24, 2014, we entered into a Services and Commission Agreement with Aboriginal Financial Services Corporation (“AFSC”) pursuant to which AFSC will provide our company with knowledge regarding various Aboriginal peoples, groups, organizations and First Nations, Metis and Inuit communities (“Aboriginal Stakeholders”) and their business practices to assist our company in identifying utility resource development and associated services to assist our company with contractual arrangements for the development of resource opportunities on Aboriginal lands.

Under the terms of the agreement, our company agreed to pay AFSC a one-time Cdn$3,000 retainer upon execution of the agreement and reimburse AFSC on a monthly basis for pre-approved out-of-pocket expenses. Our company has also agreed to issue the following shares based on various target contracts, as more particularly described in the agreement: Our company also agreed to pay AFSC a commission for any and all third party financing introduced to our company by AFSC as follows:

The agreement may be terminated by either party with 90 days written notice.

On September 14, 2014, we signed an addendum to the agreement for additional consideration for AFSC’s performance of services rendered in identifying and introducing other business opportunities to our company. As consideration under this addendum we have issued 500,000 restricted shares of our common stock to AFSC at a deemed price of $0.30 per share on September 26, 2014.

On July 29, 2014, the Company issued 190,000 shares of common stock to re-price the subscription price for the private placement that closed on September 16, 2013.

COMPLETION OF ACQUISITION OR DISPOSITION OF ASSETS

Effective February 19, 2014, we entered into a share purchase agreement, with Mr. Klyne and 1454004 Alberta Ltd., an Alberta, Canada Corporation. Mr. Klyne is the sole shareholder of 1454004 Alberta. Pursuant to the agreement, 100% of the issued and outstanding common shares of 1454004 Alberta were acquired from Mr. Klyne for 19,500,000 common shares of our common stock. The share purchase agreement was approved by a meeting of the board of directors on March 1, 2014. As a result, 1454004 Alberta Ltd. became our wholly-owned subsidiary. 1454004 Alberta holds 100% of the issued and outstanding shares of CleanGen Power Corp. and 50% of the issued and outstanding shares of CleanGen Inc. (“CleanGen”), an Alberta, Canada Corporation that operates CuttingEdge Tire Recycling LP (“CuttingEdge”) as 1098541 Alberta Ltd. is the general partner of CuttingEdge and the wholly-owned subsidiary of CleanGen.

Effective March 5, 2014, we transferred 900 KW panels (valued Cdn$900,000 at $1,000 per KW) to CleanGen in exchange for two items:

1)	our purchase of 21,000 preferred shares of CleanGen for Cdn$525,000.

2)

CleanGen Inc. owes Sunvault $375,000. After these transactions, Sunvault does not have any panels remaining. The preferred share purchase resulted in moving Sunvault to a control ownership position of 51% of the CleanGen group of companies.

On March 14, 2014, we, through its subsidiary, purchased land to increase the size of the site of CuttingEdge Tire Recycling to 30 acres from 12 acres. Subsequent to the purchase, we constructed a building with dimensions of 68’L x 40’Wx20”H to house the new mulching plant for our company.

On April 1, 2014, we acquired 100% of Eco-West Transport through the issue of 3,333,334 shares at $0.15 per share. This was approved by a meeting of the board on March 29, 2014. This agreement was rescinded by agreement by all parties on October 27, 2014 after receiving a collection of information and conditions surfaced that within the context of the agreement did not match the original agreement. All parties rescinded and the purchase of Eco-West Transport was reversed. There may be a move in the future to acquire some assets that exists at Eco-West Transport for specified secured debt. We have the intention to acquire specific assets once secured liabilities are clearly defined.

On April 11, 2014, we acquired the assets of 1305140 Alberta Ltd., doing business as “Werkman Transport”. The purchase price was Cdn$3,000,000. This asset purchase is to be completed through the issuance of our common shares. On April 11, 2014, we issued 5,000,000 common shares of our company with a deemed value of Cdn$0.20 per share for aggregate consideration of Cdn$1,000,000.

Subsequently on October 10, 2014, we issued a second tranche of 4,000,000 common shares of our company with a deemed value of Cdn$0.30 as payment of Cdn$1,200,000 towards the purchase price and leaving a balance owing by our company of Cdn$800,000 worth of common shares of our common stock.

On April 24, 2014, we released a press release stating that it had reached agreement with BCI Renewables to acquire 100% of an assignment and amendatory agreement and gain a 100% interest in an affiliate of BCI Renewables, a special purpose vehicle (the “SPV”) that owns the Gregos Peloponnisoy Solar Park. The purchase price relating to the 100% equity stake in the SPV was approximately 4,293,000 Euros ($5,921,787) less assumed project financing debt and subject to other adjustments.

The Company had previously signed an agreement for an 80% interest in two solar parks, but through a diligence process has determined to move to a 100% interest in one solar park rather than an 80% interest in two solar parks.

The transaction was subject to a successful filing of an S-1 with the regulators so the necessary shares to be issued to the sellers are registered and fulfillment of the acquisition date requirements within the agreement could be achieved. The shares registered under the S-1 were to be done at $0.60 per share. As of the date of this filing an S-1 has not been able to be successfully filed so the acquisition has not proceeded forward at this time. Company required audits that have been complicated to complete has halted the company’s ability to fully fulfill the condition to close the agreement and complete through the filing of the S-1 with the regulatory authority. There has been little contact with the Vendor and the resulting Company’s inability to conclude could lead to a potential disagreement with the parties that could result in some form of legal resolve. At this point Sunvault has not received any form of notice and once audits are filed and the company can resume proper reporting status, the agreement can be revisited. There is a general possibility that the vendor may have moved on to an alternative purchase with a different party,

On June 9, 2014, we added Mr. James Malcolm Ross to our Board of Directors. When Mr. Ross was in his twenties he began four terms as Chief of the Teet'lit Gwich'in Council, where he spearheaded initiatives that created jobs in the heady days of the Mackenzie Valley pipeline's promotion, and the early development of the hydrocarbon resources of the Mackenzie Delta and Beaufort Offshore. Mr. Ross was a founding director of the Denendeh Development Corporation, Shehtah Drilling Ltd., and the Gwich'in Development Corporation.

On July 15, 2014, the Company entered into an agreement to acquire the remaining 49% (valued at Cdn$2,000,000) of CleanGen and the associated companies of CleanGen Power Corp, CleanGen Inc., Cutting Edge Tire Recycling LP, Coole Immersive and CleanGen Aboriginal HR Services through the acquisition of the CleanGen shares by agreement with the Elizabeth Metis Settlement, and the Kanata Metis Cultural Enterprises Ltd. The Sunvault board of directors approved the transaction by board meeting held on July 24, 2014. The Company issued shares of 8,000,000 Sunvault Shares with a deemed value of .25 cents per share. Sunvault Energy now owns 100% of the above aforementioned companies.

August 1, 2014, the Company entered into business development relationship with Aboriginal Power Corporation to act in the area of business development for the Company specifically when it comes to Aboriginal relationships and business opportunities. It has been agreed that Aboriginal Power Corp (“APC”) will act as an incubation company for opportunities that can be developed into a state of readiness for Sunvault to accept into the company. We have the exclusive right to acquire APC and will proceed with a planned acquisition of Aboriginal Power Corp through a normal definitive agreement and subject to approval by the Company’s board of directors. The Company signed a binding letter of intent on August 5, 2014 to establish a price agreeable between both parties before final definitive agreement.

The Company has set up a preferred share arrangement whereby finder’s fees can be issued at a rate up to 15% If financing is consummated, then Finder shall be entitled to a cash fee of 15% of the funds received pursuant to the financing. This fee will be paid through the issue of securities to a formula based on 15% of the cash value to be determined or 15% of the securities issued to realize the cash value. Securities to be issued will be preferred shares with a 5-1 voting privilege in lieu of the previously approved share issuances for commissions on asset and share purchases. These shares would be convertible to common shares at any time, however, once converted, would have normal common share voting privileges. This arrangement was approved by board meetings of March 29, 2014 and July 24, 2014.

On July 31, 2014, Sunvault announced that Mr. Trent Blind joined the Sunvault Energy Board of Directors. Trent is currently the Chairman of the Ermineskin Cree Nation group of companies and Senior Advisor and Executive Management Consultant to ATCO Structures & Logistics Ltd., ATCO Sustainable Communities Inc. and Simplex Grinnell. Mr. Blind served Aboriginal communities throughout the Province of Alberta and the Northwest Territories in his role as one of the founding Senior Managers of Aboriginal Banking with the Bank of Montreal. He played a strategic role in guiding the Bank of Montreal in establishing a billion dollar portfolio with various Aboriginal communities throughout Canada.

Trent is also the founding President and CEO of George Gordon First Nation Holdings Inc. the former parent business development company for the George Gordon First Nation. In past years, Trent completed a four-year contract as the Chief Financial Officer for the Siksika Nation's economic and business development arm. During his appointment as Chief Financial Officer, the group of companies' assets grew from $14 million in market value to in excess of $100 million.

Trent has served as a Senior Advisor to the Western Cree Tribal Council in representing their socio-economic and business development interests in the proposed $6 billion Enbridge Gateway Pipeline Project. He has in past years also served as the Chief Negotiator and Senior Advisor to the Akaitcho Treaty 8 Chiefs in representing their socio-economic and business development interests in the Ekatai Diamond Mine owned and operated by BHP Billiton - the largest resource and mining company in the world.

Trent has also held positions with a few federal government departments including Immigration Canada, Revenue Canada and Indian & Northern Affairs Canada.

Over the years Trent has participated in a number of community events and has made several presentations to numerous organizations in raising the public's awareness of Aboriginal issues. He has been a director with a number of local, regional and national Aboriginal organizations including the Canadian Aboriginal Science and Technology Society, the Calgary Chamber of Commerce's Aboriginal Opportunities Committee, the Canadian Council for Aboriginal Business (Alberta Chapter), Petromin Resources Ltd., a public company listed on the TSE Venture Exchange and was past chairman of the Metis Economic Development Corporation. He is currently the chairman of Treaty 7 Economic Development Corporation's Investment Committee. Trent is the President and Principal owner of Aboriginal Financial Services Corporation, a senior advisory and executive management consulting services firm.

Trent is a Treaty Indian from the Gordon's First Nation in the Treaty 4 area of southern Saskatchewan. He attended the University of Alberta and the University of Regina and has earned two degrees: a Bachelor of Arts, Economics (Special) from the University of Alberta and a Bachelor of Administration from the University of Regina. He majored in economics and finance and is a CMA Associate.

On August 7, 2014, Sunvault Energy announced that Aboriginal Power Corp has created a Limited Partnership ("LP") with Northern Lights Energy and Power Ltd. named Northern Lights Aboriginal Power Corp LP (“NLAPC”).

Under the agreement Aboriginal Power Corp will own 51% of the Limited Partnership, while Northern Lights Energy and Power Ltd. will own 49% of the LP.

The newly formed Northern Lights Aboriginal Power Corp LP mandate is to provide electricity and choices to Aboriginal Groups (First Nations) including businesses within their various territories across the country. This service will reduce power pricing and increase the value proposition for Aboriginal Groups (First Nations) and their business partners. Northern Lights Aboriginal Power Corp LP has expansion plans that will see it move beyond Aboriginal (First Nation's) lands to other areas such as municipal and county as well as commercial and industrial users in urban centers.

Sunvault Energy is dedicated to working with First Nations. This market segment will create additional long term Partnerships for NLAPC and can be expanded to include modern infrastructure and services at cost effect rates for First Nations.

On October 6, 2014, our company sold nine mobile office trailers to three purchasers for an aggregate amount of Cdn$270,000 or Cdn$30,000 per trailer.

On November 28, 2014, Mr. Bannister resigned as a director for Sunvault Energy Inc.

On January 13, 2015, James Ross resigned as a director for Sunvault Energy Inc.

Results of Operations for the Quarters Ended March 31, 2014 and 2013

Our operating results for the quarters ended March 31, 2014 and 2013 are summarized as follows:

For the quarter ended March 31, 2014, Sunvault incurred a net loss of $38,666 compared to $168,744 in March 31, 2013. The improved results for the quarter ended March 31, 2014 is mainly attributable to a reduction to direct costs.

	Three months ended March 31, 2014	Three months ended March 31, 2013
	$	$
Total revenue	1,102,140	1,084,831
Direct costs	(821,959)	(955,563)
Operating expense	(403,976)	(435,344)
Net loss	(123,795)	(306,076)
Net loss attributable to non-controlling interest	54,045	107,565
Comprehensive loss attributable to the Company	(38,666)	(168,744)

Liquidity and Financial Condition

Working Capital

	March 31, 2014	December 31, 2013
	$	$
Current Assets	2,585,832	2,237,473
Current Liabilities	4,402,941	4,076,997
Working Capital (Deficit)	(1,817,109)	(1,839,524)

As of March 31, 2014, Sunvault had current assets of $2,585,832 (consisting of cash, accounts receivable, inventory, prepaid expenses and deposits, amounts due from related party, and term deposits) and current liabilities of $4,402,941 resulting in a working capital deficit of $1,817,109 compared to working capital of $1,839,524 as of December 31, 2013.

Cash Flows

	Three months ended March 31, 2014	Three months ended March 31, 2013
	$	$
Net Cash Provided by Operating Activities	114,859	22,933
Net Cash Provided by (Used in) Investing Activities	(66,439)	288,974
Net Cash Used in Financing Activities	(60,590)	(335,377)
Increase (decrease) in Cash	(32,745)	40,511

Operating Activities

Cash provided by operating activities for the quarter ended March 31, 2014 was $114,859, which includes net loss of $123,795 (before non-controlling interest attribution), compared to $22,933 for the three months ended March 31, 2013.

Investing Activities

During the three months ended March 31, 2014, Sunvault had net cash used in investing activities of $66,439 which includes $67,001 for the purchase of property and equipment offset by $562 in cash acquired on the acquisition of a subsidiary. For the three months ended March 31, 2013, net cash provided by investing activities was $288,974 which consisted of cash acquired on the acquisition of 1098541 Alberta Ltd. of $322,973, offset by the purchase of property and equipment $33,999.

Financing Activities

During the three months ended March 31, 2014, Sunvault had net cash used in financing activities of $60,590 which includes $36,731 for the repayment of long-term debt, $21,144 for the repayment of capital lease obligations, and $2,715 for the repayment of loans payable. For the three months ended March 31, 2013, net cash used in financing activities was $335,377 consisting of $305,620 for the repayment of loans payable, $15,166 for the repayment of long-term debt, and $14,591 for the repayment of capital lease obligations.

Liquidity and Capital Resources Available to Us

As at March 31, 2014 and the date of this filing, we do not have enough cash on hand to pay our current operating expenses and to execute our current business plan and if we do not raise the necessary equity capital in the next three months from the date of this filing, we will not be able to execute our current business plan. Our total cash requirements may also exceed the future financing we are able to obtain. Currently, we do not have sufficient cash in our bank accounts to cover our current expenses and estimated future expenses. We do not have any formal agreements with management for advancing funds to our company and we do not have any other external sources of financing available to us at the present time.

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
$
Legal and accounting fees	150,000
Product development	1,830,000
Marketing and advertising	244,000
Business development	613,000
Salaries and consulting fees	350,000
General and administrative	413,000
Total	3,600,000

The company will be able to self fund through acquisitions while the company seeks out additional financing. We currently do not have any arrangements in place to receive loans or other financing from our president or any other officer or for the completion of any further private placement financings and there is no assurance that we will be successful obtaining any such affiliate loans or in completing any further private placement financings. There is also no assurance that our president will provide financing on terms that will be acceptable to us. We may not raise sufficient funds to fully carry out our business plan.

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

Critical Accounting Policies

Our financial statements are impacted by the accounting policies used and the estimates and assumptions made by management during their preparation. A complete listing of these policies is included in Note 2 of the notes to our financial statements for the quarter ended March 31, 2014. We have identified below the accounting policies that are of particular importance in the presentation of our financial position, results of operations and cash flows, and which require the application of significant judgment by management.

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

Goodwill

Goodwill represents the excess of the acquisition price over the fair value of identifiable net assets acquired. Goodwill is allocated at the date of the business combination. Goodwill is not amortized, but is tested for impairment annually, during the fourth quarter, or more frequently if events or changes in circumstances indicate the asset may be impaired. These events and circumstances may include a significant change in legal factors or in the business climate, a significant decline in the Company’s share price, an adverse action of assessment by a regulator, unanticipated competition, a loss of key personnel, significant disposal activity and the testing of recoverability for a significant asset group.

The Company consists of a single reporting unit. The impairment test is carried out in two steps. In the first step, the carrying amount of the reporting unit including goodwill is compared with its fair value. The estimated fair value is determined utilizing a market-based approach, based on the quoted market price of the Company’s stock in an active market, adjusted by an appropriate control premium. When the carrying amount of a reporting unit exceeds its fair value, goodwill of the reporting unit is considered to be impaired and the second step is necessary.

In the second step of the goodwill impairment test, the implied fair value of the reporting unit’s goodwill is compared with its carrying amount to measure the amount of the impairment loss, if any. The implied fair value of goodwill is determined in the same manner as the value of goodwill is determined in a business combination using the fair value of the reporting unit as if it were the acquisition price. When the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of the goodwill, an impairment loss is recognized in an amount equal to the excess and is presented as a separate line item in the consolidated statements of operations. Establishing an implied fair value of goodwill requires the Company to make estimates for key inputs into complex valuation models and to apply significant judgment in the selection of estimates, assumptions and methodologies required to complete the analysis. Areas of judgment include, but are not limited to, development of multi-year business cash flow forecasts, the selection of discount rates and the identification and valuation of unrecorded assets.

Impairment of Long-lived Assets

In accordance with ASC 360, “Property, Plant, and Equipment”, the Company tests long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed significantly before the end of its estimated useful life. Recoverability is assessed based on the carrying amount of the asset and its fair value which is generally determined based on the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss is recognized when the carrying amount is not recoverable and exceeds fair value.

Revenue Recognition

For tires qualifying under Alberta Recycling Management Authority (“ARMA”) programs, tire collections revenue from ARMA is recognized when tires are picked up from clients. Revenue from ARMA for processing these tires is recognized when the tire shred is delivered to an approved location. Costs incurred to process these tires are recorded as inventory until delivery occurs.

For tires that do not qualify under ARMA programs (“non-program” tires), tire collections revenue is recognized when tires are received at the Company’s premises and collectability is reasonable assured. Customers also pay a recycling fee for tires delivered to the Company’s premises, which is recorded as deferred revenue. The Company recognizes the recycling fee revenue once the tires have been processed.

Revenue on sales of processed tires is recognized when a price is agreed, tire shred is delivered to customers, and collectability is reasonably assured.

The Company derives further revenue from wood recycling, equipment rentals, sand sales, tipping fees, service rig training, transportation, and software service. In accordance with ASC 605, Revenue Recognition, revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the amount is fixed and determinable, and collectability is reasonably assured.

Management assesses the business environment, customers’ financial condition, historical collection experience, accounts receivable aging, and customer disputes to determine whether collectability is reasonable assured. If collectability is not considered reasonably assured at the time of sale, the Company does not recognize revenue until collection occurs.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, or the Act, as of March 31, 2014. We do not have sufficient segregation of duties within accounting functions, which is a basic internal control. Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals. Based on this evaluation, our chief executive officer and chief financial officer have concluded such controls and procedures to be not effective as of March 31, 2014 to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Sunvault Energy Inc. has made a claim against Derek Bannister, a former director of our company, and Dan Giesbrecht. The claim is as follows:

Sunvault – Civil Claim – Sunvault Alleges as follows:

PART 1: STATEMENT OF FACT

The Defendant, Derek Bannister (“Bannister”), is a resident of Vernon, B.C., and the operator of Bannister Recreation and Marine located at 819 McCurdy Place, Kelowna, V1X 8C8.

The Defendant, Dan Giesbrecht (“Giesbrecht”), is a businessman residing in Kelowna at 415 Wardlaw Ave., Kelowna, V1Y 5B5.

Bannister was at all material times a Director of the Plaintiff.

The Defendants are Directors of two companies known as Westpoint International Inc. (“Westpoint”) and Millennium Trends International Inc. (“Millennium”) both of which are Bahamian companies. Westpoint and Millennium are stockholders of the Plaintiff.

The Defendants were appointed Directors of Westpoint and Millennium in April 2012 and remain Directors thereof.

In early January 2014, the Plaintiff was considering its options for raising capital. On the advice of consultants, it was determined that in order to raise capital, inter alia, Westpoint and Millennium would need to agree to give up warrants and rights and cancel 35 million shares of outstanding common shares which they owned.

Bannister had discussions or meetings with the CEO of the Plaintiff and as a result a Recapitalization Agreement dated January 7, 2014 (“the Agreement”) was entered into between the Plaintiff, on the one hand, and Westpoint and Millennium, on the other hand. Bannister executed the Agreement on behalf of Westpoint and Millennium. The Plaintiff’s Board of Directors approved the transaction.

The Agreement provided, inter alia, as follows:

Westpoint and Millennium agreed to surrender warrants and any rights to warrants;

Westpoint and Millennium agreed to deliver up specified share certificates to the Plaintiff for cancellation, which shares and attendant voting rights would be re-issued by the Plaintiff if certain milestones were not met; and the Agreement declared Nevada to be the venue for disputes and Nevada law to govern it.

Westpoint and Millennium failed to deliver their warrants and shares. They breached the agreement. The Defendants took active steps to prevent Westpoint and Millennium from fulfilling the Agreement.

The Plaintiff has learned that Bannister misrepresented his authority to bind Westpoint and Millennium to the Agreement. There were no Board of Director Resolutions of Westpoint and Millennium sanctioning the Agreement or authorizing Bannister to enter into the Agreement. To the best of the Plaintiff’s knowledge, the Defendants caused the share cancellation process to begin, but then interfered with same so as to thwart it.

As a result of Bannister’s misrepresentations and conduct, upon which the Plaintiff relied, the Plaintiff has suffered damages as it was unable to raise capital in a relatively strong capital market. Further, the market capital of the Plaintiff has steadily eroded as the Plaintiff could not pursue all the corporate opportunities available and demonstrate forward progress and solvency in a timely fashion.

Bannister owed the Plaintiff a duty of good faith which he breached by entering into the negotiations with the Plaintiff’s CEO and the Agreement without authority. Bannister was either negligent in doing so or did so deliberately, recklessly and without caring.

Bannister breached his fiduciary duty to the Plaintiff qua Director. Bannister induced Westpoint and Millennium to breach the Agreement. Giesbrecht unlawfully interfered with the Plaintiff’s legitimate economic interests.

PART 2: RELIEF SOUGHT

Damages for negligent or fraudulent misrepresentation in an amount to be determined.

Damages for breach of fiduciary duty including disgorgement of any fees or profits earned as a result thereof.

Damages for inducing breach of contract and unlawful interference with economic interests.

Costs of the action.

Interest pursuant to the Court Order Interest Act.

Such further and other relief as the Honourable Court deems just and necessary.

PART 3: LEGAL BASIS

Negligent or fraudulent misrepresentation

Breach of fiduciary duty.

Inducing breach of contract/unlawful interference with economic interests

Sunvault Energy is also providing its support to one of our major shareholder group for a duplicate action with similar merits against Bannister and Giesbrecht in the Supreme Court of the Commonwealth of the Bahamas.

There are no guarantees that the Company will prevail and be successful in its bid to have the 35 million shares cancelled as a result of these legal actions and to ensure that Bannister and Giesbrecht maintain the obligation to cancel the 35 million shares as agreed within the Recapitalization agreement signed on January 7, 2014 by Derek Bannister and former Sunvault CEO John Crawford.

We await the decision of the courts and results of the trials in this regard as this matter proceeds through the legal system for relief to the Company. On November 28, 2014, Mr. Bannister resigned as a director for Sunvault Energy Inc.

Item 1A. Risk Factors

Risk Associated with our Current Financial Resources and Capital Resources that are Available to Us

We may not have sufficient cash to meet our planned and current financial obligations and our cash requirements for the next 12 months and we are not certain that we will be able to secure the financing we need to meet those requirements. We do not have any current financing arrangements in place and if we do not obtain the necessary financing we need to satisfy our current financial requirements to execute our business plan, we may have to abandon our current business strategy sometime in 2015.

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

Our acquisition companies of CleanGen Inc. also have competitive, regulatory and other risks associated to them that could hinder the ability to earn revenues as projected as part of our foundational revenue strategy.

Because our auditors have issued a going concern opinion, there is substantial uncertainty we will continue operations in which case you could lose your investment.

Our auditors issued a going concern opinion in their report on our financial statements for the fiscal year ended December 31, 2013. This means that there is substantial doubt that we can continue as an ongoing business for the next 12 months. The financial statements do not include any adjustments that might result from the uncertainty about our ability to continue in business. As such we may have to cease operations and you could lose your entire investment.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We have issued 500,000 restricted shares of our common stock to one (1) non-US persons (as that term is defined in Regulation S of the Securities Act of 1933), in an offshore transaction relying on Regulation S of the Securities Act of 1933, as amended.

1. 500,000 shares of our common stock at the then prevailing market rate for any and all target contracts having a total capital investment value of up to Cdn$4,999,999 issuable as of the date of signing of target contracts with Aboriginal Stakeholders.

2. An additional 500,000 shares of our common stock at the then prevailing market rate will be deemed earned and issuable as of the date of completion of the target contracts.

3. A further 500,000 shares of our common stock at the prevailing market rate for any and all target contracts having a cumulative total capital investment of Cdn$5,000,000 or more upon completion of the target contracts. Such shares will be deemed earned and issuable upon the target contracts being completed.

1.	10% of the first Cdn$1 million, plus;

2.	8% of the second Cdn$1 million, plus;

3.	6% of the third Cdn$1 million, plus;

4.	4% of the fourth Cdn$1 million, plus

5.	2% of everything above Cdn$4 million.

Effective April 23, 2014, we entered into private placement subscription agreements with several investors pursuant to which the Company issued convertible debentures in the aggregate amount of $229,772. The convertible debentures carry interest at the rate of 8% calculated annually and paid quarterly and may be converted into shares of the Company’s common stock at any time at the conversion price of $0.30 per share. The Company must pay back the principal amount outstanding and accrued and unpaid interest any time before or at the maturity date of April 22, 2016.

The convertible debentures were issued to seven (7) non-US persons (as that term is defined in Regulation S of the Securities Act of 1933), in an offshore transaction relying on Regulation S of the Securities Act of 1933, as amended.

On June 30, 2014, we entered into an agreement to sell Coole Immersive Inc., our 75.5% owned subsidiary, to First Merchant Capital out of Calgary, Alberta for a total of $300,000, $200,000 on closing and $100,000 over the following six months. This was contingent on a 90 day diligence period and a two week closing period. On November 15, 2014, the sale did not close and we have since determined to move Coole Immersive into areas where revenue can be built and the development of the 3D training software can be maximized for our purposes.

On July 25, 2014, we entered into equipment purchase agreements with Fergus Edward Ismond and Steven Mark Hoof, wherein we agreed to purchase trailer units, of which Mr. Ismond and Mr. Hoof are 50% owners. As consideration for the purchase of the trailer units, we have agreed to issue to Mr. Ismond and Mr. Hoof $125,000 each by way of the issuance of shares of our common stock at a deemed price of $0.25 per share.

On July 29, 2014, we entered into an equipment purchase agreement with Mr. Ismond wherein we agreed to purchase an oil field service truck. As consideration for the purchase of the oil field service truck, we have agreed to issue to Mr. Ismond $100,000, by way of the issuance of shares of our common stock at a deemed price of $0.25 per share. Pursuant to the equipment purchase agreements, we have issued an aggregate of 1,400,000 shares of our common stock to 2 non- US persons (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction relying on Regulation S of the Securities Act of 1933, as amended.

Effective July 15, 2014, we entered into a share purchase agreement with Kanata Metis Cultural Enterprises Ltd. and Elizabeth Metis Settlement ("EMS"), wherein we have agreed to purchase 500,000 Class "A" Common Shares in the capital stock of ClenGen Inc. registered in the name of Kanata. In addition, we have agreed to acquire 100% of the shareholder loans by Kanata and EMS equaling approximately $1.25 Pursuant to the share purchase agreement, we have issued 8,000,000 shares of our common stock to 1 non-US person (as that term is defined in

Regulation S of the Securities Act of 1933) in an offshore transaction relying on Regulation S of the Securities Act of 1933, as amended.

On April 25, 2014, we filed a Current Report on Form 8-K announcing that, effective April 11, 2014, we had entered into an asset purchase agreement with 1301540 Alberta Ltd., an Alberta Canada corporation, operating under the name Werkman Transport pursuant which, we have agreed to purchase all of the transportation assets and other assets of 1301540 Alberta, at a purchase price of Cdn$3,000,000, payable in shares of common stock of our company. Cdn$1,000,0000 of which was paid by way of the issuance of 5,000,000 shares of common stock upon closing with the remaining shares of common stock to be issued after six months have elapsed from the closing date.

On September 29, 2014, we agreed to issue 4,000,000 shares of our common stock at a deemed value of $0.30 per share as payment of Cdn$1,200,000 towards the purchase price and leaving a balance owing by our company of Cdn$800,000 worth of shares of our common stock.

Unregistered Sales of Equity Securities

We have issued 4,000,000 restricted shares of our common stock to one (1) non-US persons (as that term is defined in Regulation S of the Securities Act of 1933), in an offshore transaction relying on Regulation S of the Securities Act of 1933, as amended.

Effective March 1, 2014, April 15, 2014, and May 28, 2014, we entered into various consulting agreements with a number of consultants and we have issued an aggregate of 1,540,150 shares of our common stock for the consultant services. Pursuant to the consulting agreements, we have issued an aggregate of 900,000 shares of our common stock to 3 US persons, relying on Rule 506 under Regulation D and/or Section 4(2) of the Securities Act of 1933, and we have issued an aggregate of 640,150 shares of our common stock to 2 non-US persons (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction relying on Regulation S of the Securities Act of 1933, as amended.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5 Other Events

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

On November 28, 2014, Mr. Bannister resigned as a director for Sunvault Energy Inc.

James Ross was appointed as Director on June 2014 and resigned on January 13, 2015.

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

SUNVAULT ENERGY, INC.
(Registrant)

Dated: February 3, 2015	By:	/s/ Gary Monaghan
Gary Monaghan
President, Chief Executive Officer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Exhibit Number	Description

31	Rule 13a-14(a)/15d-14(a) Certification - Principal Executive and Principal Accounting Officer
32	Section 1350 Certification
101.INS *	XBRL Instance Document
101.SCH *	XBRL Taxonomy Extension Schema Document
101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB *	XBRL Taxonomy Extension Label Linkbase Document
101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document

*XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

