Form 10-Q
period 2014-06-30
SunVault Energy, Inc.
filed 2015-03-06
CIK 1547716

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

SUNVAULT ENERGY, INC.
(Exact name of registrant as specified in its charter)

Nevada	333-181040	27-4198202
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(I.R.S. Employer Identification No.)

107 Portside Court Kelowna, BC	V1V 1T2
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☐ No  ☒

As of March 4, 2015, there were 106,878,613 shares of company common stock issued and outstanding

SUNVAULT ENERGY, INC.
Quarterly Report on Form 10-Q
For The Quarterly Period Ended
June 30, 2014

TABLE OF CONTENTS

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

In this quarterly report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to “common shares” refer to the common shares in our capital stock.

As used in this current report and unless otherwise indicated, the terms "we", "us", "our" and “Sunvault” mean Sunvault Energy Inc. and our wholly-owned subsidiaries unless otherwise indicated:

1.	1454004 Alberta Ltd., an Alberta, Canada corporation;
2.	CleanGen Inc., an Alberta, Canada corporation;
3.	CleanGen Power Corp., the wholly-owned subsidiary of 1454004 Alberta Ltd.;
4.	CleanGen Aboriginal HR Services Ltd., the wholly-owned subsidiary of CleanGen Inc.;
5.	1098541 Alberta Ltd., the wholly-owned subsidiary of CleanGen Inc. and the general partner of CuttingEdge Tire Recycling Limited Partnership; and
6.	Coole Immersive Inc., the 75.5% owned subsidiary of CleanGen Inc.;
7.	Werkman Transport Inc., an Alberta, Canada corporation.

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

As used in this quarterly report, the terms the “Company”, “Sunvault”, “we”, “us” and “our” refer to Sunvault Energy Inc., a Nevada company.

3

Item 1. Financial Statements

SUNVAULT ENERGY, INC.

Consolidated Financial Statements

June 30, 2014

(Expressed in U.S. dollars)

(unaudited)

Sunvault Energy, Inc.

Consolidated Balance Sheets

(Expressed in U.S. dollars)

	June 30, 2014 $	December 31, 2013 $
	(unaudited)
ASSETS
Current assets
Cash	243,449	547,288
Accounts receivable, net of allowance for doubtful accounts of $nil (December 31, 2013 – $nil) (Note 5)	1,197,646	987,267
Inventory	1,256,229	589,320
Due from related party (Note 13)	55,295	22,815
Prepaid expenses and deposits (Note 13)	141,616	76,681

Total current assets	2,894,235	2,223,371

Restricted cash (Note 6)	14,050	14,102
Deferred financing costs (Note 8)	21,204	–
License	51,690	–
Property and equipment (Note 7)	2,449,527	1,546,005
Goodwill	425,656	145,183

Total assets	5,856,362	3,928,661

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Bank indebtedness	191,753	–
Accounts payable and accrued liabilities (Note 13)	1,141,945	471,855
Current portion of long-term debt (Note 11)	155,362	155,932
Current portion of capital lease obligations (Note 12)	133,597	70,032
Deferred revenue	2,039,026	1,855,097
Loans payable (Note 9)	1,288,942	1,194,886
Due to related parties (Note 13)	695,520	329,195

Total current liabilities	5,646,145	4,076,997

Site retirement obligation (Note 10)	71,422	71,684
Convertible debt (Note 8)	229,772	–
Long-term debt (Note 11)	453,116	532,160
Capital lease obligations (Note 12)	271,340	38,749
Total liabilities	6,671,795	4,719,590

Nature of operations and continuance of business (Note 1)
Commitments and contingencies (Note 17)
Subsequent events (Note 18)

Stockholders’ deficit

Common stock, 500,000,000 shares authorized, $0.001 par value 92,788,613 and 65,177,333 shares issued and outstanding, respectively	92,788	65,177
Additional paid-in capital	526,410	(65,177)
Deferred compensation (Note 14)	(41,005)	–
Accumulated other comprehensive income	96,036	75,791
Deficit	(1,904,380)	(1,321,331)

Total Sunvault Energy, Inc. stockholders’ deficit	(1,230,151)	(1,245,540)
Non-controlling interest	414,718	454,611
Total stockholders’ deficit	(815,433)	(790,929)
Total liabilities and stockholders’ deficit	5,856,362	3,928,661

(The accompanying notes are an integral part of these consolidated financial statements)

Sunvault Energy, Inc.

Statements of Operations and Comprehensive Loss

(Expressed in U.S. dollars)

(unaudited)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2014	2013	2014	2013
	$	$	$	$

Revenues
Non-program service revenue	240,590	380,735	463,296	638,406
Recycling revenue	354,114	114,131	504,446	115,501
Scrap metal revenue	17,364	18,572	23,209	34,982
Services rig and software revenue	36,716	41,218	83,847	76,912
Tire collections	272,412	353,332	522,998	813,134
Tire shred revenue	177,621	1,093,813	603,161	1,407,697
Transportation revenue	709,357	–	709,357	–

Total revenue	1,808,174	2,001,801	2,910,314	3,086,632

Direct costs
Amortization	61,363	76,809	110,293	154,572
Equipment rental and maintenance	225,484	101,113	329,679	208,195
Freight and transportation (Note 13)	218,071	489,634	525,537	957,168
Labour (Note 13)	713,604	160,153	872,674	293,881
Materials	(147,774)	445,479	(88,045)	466,000
Provision for costs to complete tire processing	102,216	287,886	185,621	341,652
Sales and marketing (Note 13)	1,529	16,418	3,042	32,075
Site operating costs	53,292	89,807	110,943	169,319

Total direct costs	1,227,785	1,667,299	2,049,744	2,622,862

Gross profit	580,389	334,502	860,570	463,770

Operating expenses
Administrative fees	37,050	37,012	71,036	70,047
Amortization	8,737	7,839	15,009	14,307
Bad debt expense	21,658	–	21,658	–
Consulting fees (Note 13)	431,761	69,472	490,821	142,894
Equipment rental and maintenance	36,580	8,492	47,721	21,523
Foreign exchange gain	(12,680)	–	(12,680)	–
Interest expense	34,529	22,972	34,529	22,972
Labour (Note 13)	57,727	49,303	95,283	49,303
Management fees (Note 13)	201,055	156,607	327,898	284,472
Office and miscellaneous	62,205	47,045	107,663	86,286
Professional fees	189,718	31,007	222,432	140,168
Rent (Note 13)	63,390	22,940	91,369	37,030
Travel and entertainment	50,176	15,279	73,143	34,310

Total operating expenses	1,181,906	467,968	1,585,882	903,312
Net loss before other income	(601,517)	(133,466)	(725,312)	(439,542)

Other income
Gain on settlement of debt	20,400	–	20,400	–

Net loss	(581,117)	(133,466)	(704,912)	(439,542)

Less: net loss attributable to non-controlling interest	67,818	49,521	121,863	157,086

Net loss attributable to Sunvault Energy, Inc.	(513,299)	(83,945)	(583,049)	(282,456)
Comprehensive income (loss)
Foreign currency translation gain (loss)	(10,839)	52,904	20,245	82,671
Comprehensive loss attributable to Sunvault Energy, Inc.	(524,138)	(31,041)	(562,804)	(199,785)
Loss per share attributable to Sunvault Energy, Inc. shareholders, basic and diluted	(0.01)	–	(0.01)	(0.01)

Weighted average shares outstanding used in the calculation of net loss attributable to Sunvault Energy, Inc. per common share	89,654,532	19,500,000	69,318,540	19,500,000

(The accompanying notes are an integral part of these consolidated financial statements)

Sunvault Energy, Inc.

Statements of Cash Flows

(Expressed in U.S. dollars)

(unaudited)

	Six Months Ended	Six Months Ended
	June 30,	June 30,
	2014	2013
	$	$

Operating activities

Net loss	(704,912)	(439,542)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization	123,056	168,879
Amortization of deferred financing costs	2,246	–
Gain on settlement of debt	(20,400)	–
Stock-based compensation	286,423	–

Changes in operating assets and liabilities:
Accounts receivable	(208,317)	(864,256)
Inventory	(220,755)	466,000
Due from related party	(68,164)	(38,384)
Prepaid expenses and deposits	(40,951)	30,529
Accounts payable and accrued liabilities	512,347	44,982
Deferred revenue	185,621	341,652
Due to related parties	114,996	486,251

Net cash provided by (used in) operating activities	(38,810)	196,111

Investing activities
Cash acquired on recapitalization	562	–
Cash acquired on acquisition of 1098541 Alberta Ltd.	–	322,973
License costs	(21,690)	–
Purchase of property and equipment	(426,686)	(34,263)

Net cash provided by (used in) investing activities	(447,814)	288,710

Financing activities
Bank indebtedness	58,505	–
Deferred financing costs	(23,450)	–
Proceeds from convertible debt	229,772	–
Repayment of loans payable	(16,411)	(207,002)
Repayment of long-term debt	(75,044)	(45,189)
Repayment of capital lease obligations	(54,249)	(38,418)
Repayments to related parties	–	(29,527)

Net cash provided by (used in) financing activities	119,123	(320,136)

Effect of foreign exchange rate changes on cash	63,662	(11,643)

Increase (decrease) in cash	(303,839)	153,042

Cash, beginning of period	547,288	39,528

Cash, end of period	243,449	192,570

Non-cash investing and financing activities:
Shares issued to settle convertible debt	37,833	–
Shares issued to settle related party debt	31,100	–
Supplemental disclosures:
Interest paid	31,927	30,744
Income taxes paid	–	–

(The accompanying notes are an integral part of these consolidated financial statements)

Sunvault Energy, Inc.

Notes to the Financial Statements

June 30, 2014

(Expressed in U.S. dollars)

(unaudited)

1.	Nature of Operations and Continuance of Business

Sunvault Energy, Inc. (the “Company) was incorporated in the State of Nevada on December 8, 2010 under the name China Green Clothing Inc. The Company changed its name on April 29, 2011 to My Natural Baby Boutique Inc. then to Organic Treehouse Ltd. on January 5, 2012 then to Sunvault Energy, Inc. on May 24, 2013. The Company’s previous business was in the wholesale and distribution of organic infant and toddler products which was discontinued on May 8, 2013. On February 19, 2014, the Company entered into a share purchase agreement to acquire 100% of the shares of 1454004 Alberta Ltd., which holds 100% of the issued and outstanding shares of CleanGen Power Corp. and 50% of the issued and outstanding shares of CleanGen Inc. CleanGen Inc. is a company based in Alberta, Canada that operates Cutting Edge Tire Recycling LP, CleanGen Aboriginal HR Services Ltd., and Coole Immersive Inc. (refer to Note 3). On April 11, 2014, the Company entered into a purchase agreement with 1301540 Alberta Ltd. (“1301540”), an Alberta, Canada corporation, operating under the name Werkman Transport, (refer to Note 4) to acquire its business operations. The Company’s current business is to provide renewables integration into energy production, energy delivery, and energy consumption as well as transport services.

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and is unlikely generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at June 30, 2014, the Company has a working capital deficiency of $2,751,910 and has accumulated losses of $1,904,380 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.	Significant Accounting Policies

(a)	Basis of Presentation

These consolidated financial statements and related notes are prepared in conformity with accounting principles generally accepted in the United States and are expressed in U.S. dollars. These consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Werkman Transport Inc. and 1454004 Alberta Ltd., including 1454004 Alberta Ltd.’s wholly-owned subsidiary, CleanGen Power Corp., and its 51% owned subsidiary CleanGen Inc., including CleanGen Inc.’s wholly-owned subsidiaries, CleanGen Aboriginal HR Services Ltd. and 1098541 Alberta Ltd. (which is the general partner for CuttingEdge Tire Recycling Limited Partnership) and its 75.5% owned subsidiary Coole Immersive Inc. All inter-company balances and transactions have been eliminated.

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

Sunvault Energy, Inc.

Notes to the Financial Statements

June 30, 2014

(Expressed in U.S. dollars)

(unaudited)

2.	Significant Accounting Policies (continued)

(d)	Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

(e)	Accounts Receivable

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

(g)	Equipment

Equipment is initially recorded at cost. Amortization is provided using the following rates:

Building	20 years straight-line
Computer equipment	3 years straight-line
Field and production equipment	5 to 15 years straight-line
Furniture	20% declining balance
Transportation equipment	10 to 20 years straight-line

(h)	Goodwill

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

Sunvault Energy, Inc.

Notes to the Financial Statements

June 30, 2014

(Expressed in U.S. dollars)

(unaudited)

2.	Significant Accounting Policies (continued)

(i)	Impairment of Long-lived Assets

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

The Company derives further revenue from wood recycling, equipment rentals, sand sales, tipping fees, service rig training, transportation, and software service. In accordance with ASC 605, “Revenue Recognition”, revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the amount is fixed and determinable, and collectability is reasonably assured.

Management assesses the business environment, customers’ financial condition, historical collection experience, accounts receivable aging, and customer disputes to determine whether collectability is reasonable assured. If collectability is not considered reasonably assured at the time of sale, the Company does not recognize revenue until collection occurs.

Sunvault Energy, Inc.

Notes to the Financial Statements

June 30, 2014

(Expressed in U.S. dollars)

(unaudited)

2.	Significant Accounting Policies (continued)

(m)	Income Taxes

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

The Company’s functional currency is the Canadian dollar and its reporting currency is the U.S. dollar. Management has adopted ASC 830, “Foreign Currency Translation Matters”. Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Average monthly rates are used to translate revenues and expenses. Gains and losses arising on translation of foreign currency denominated transactions or balances are included in the determination of income.

The Company follows the current rate method to translate its consolidated financial statements to its reporting currency. Accordingly, assets and liabilities are translated into US dollars at the period end exchange rate while revenue and expenses are translated at the average exchange rates during the period. Related exchange gains and losses are included in a separate component of stockholders’ equity as accumulated other comprehensive income.

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

The Company’s financial instruments consist principally of cash, accounts receivable, restricted cash, accounts payable and accrued liabilities, amounts due to/from related parties, loans payable, convertible debt, long-term debt, and capital lease obligations. Pursuant to ASC 820, the fair values of cash and restricted cash are determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. The recorded values of all other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

(p)	Comprehensive Income

ASC 220, “Comprehensive Income” establishes standards for the reporting and display of comprehensive income and its components in the financial statements. During the six months ended June 30, 2014, and 2013, the Company recognized foreign currency translation gains of $20,245 and $82,671, respectively, in comprehensive income.

Sunvault Energy, Inc.

Notes to the Financial Statements

June 30, 2014

(Expressed in U.S. dollars)

(unaudited)

2.	Significant Accounting Policies (continued)

(q)	Recent Accounting Pronouncements

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

The comparative figures as of December 31, 2013, and for the six months ended June 30, 2013, are those of 1454004 and 1454004 is deemed to be the continuing entity for accounting purposes.

The assets acquired and liabilities assumed from Sunvault Energy, Inc. are as follows:

$

Cash	562
Assets held for sale	500,000
Licenses	30,000
Accounts payable and accrued liabilities	(152,064)
Convertible debt	(22,167)
Loan payable	(115,281)
Due to related parties	(77,110)

Total purchase price	163,940

4.	Acquisition of Werkman Transport

On April 11, 2014, the Company entered into a purchase agreement with 1301540 Alberta Ltd. (“1301540”), an Alberta, Canada corporation, operating under the name Werkman Transport. Pursuant to the agreement, the Company agreed to purchase all of the transportation assets and other assets of 1301540, excluding all land and buildings, but including the right to use the name Werkman Transport at a purchase price of Cdn$3,000,000, payable in shares of common stock. Cdn$1,000,0000 or 5,000,000 shares of common stock are to be issued upon closing with the remaining shares of common stock to be issued after six months have elapsed from the closing date. Pursuant to the agreement, the Company created a new, wholly-owned subsidiary, named Werkman Transport Inc. (“WTI”), under which the purchased assets and assumed liabilities of 1301540 were transferred upon receipt by 1301540 of the 5,000,000 shares of common stock of the Company. In addition, WTI entered into a five year contract with 1301540 to supply management services of Jason Werkman at a rate of Cdn$10,000 per month. On April 15, 2014 (the “Closing Date”), the Company issued 5,000,000 shares of common stock pursuant to the purchase agreement.

In accordance with ASC 805, Business Combinations, the purchase agreement was deemed a business combination for accounting purposes. Assets acquired and liabilities assumed are reported at their fair values as at the Closing Date. The purchase price was determined to be $422,601 based on an independent valuation of WTI’s business.

Sunvault Energy, Inc.

Notes to the Financial Statements

June 30, 2014

(Expressed in U.S. dollars)

(unaudited)

4.	Acquisition of Werkman Transport (continued)

The fair value of the assets acquired and liabilities assumed from 1301540 are as follows:

$

Accounts receivable	59,242
Prepaid expenses	4,554
Transportation equipment	498,179
Goodwill	273,224
Accounts payable and accrued liabilities	(11,077)
Loan payable	(128,001)
Due to related party	(13,493)
Capital lease obligations	(260,027)

Total purchase price	422,601

5.	Accounts Receivable

	June 30, 2014 $	December 31, 2013 $

Trade accounts receivable	1,157,433	952,575
GST receivable	35,251	30,088
Corporate taxes receivable	2,527	2,536
Other	2,435	2,068

	1,197,646	987,267

6.	Restricted Cash

As at June 30, 2014, the Company had restricted cash of $14,058 (Cdn$15,000) (December 31, 2013 - $14,102 (Cdn$15,000)), which represents cash pledged as security for the Company’s credit cards. The amount bears interest at 0.85% per annum.

7.	Property and Equipment

	Cost $	Accumulated amortization $	Net book value as at June 30, 2014 $	Net book value as at December 31, 2013 $

Building	102,979	–	102,979	–
Computer equipment	31,802	11,375	20,427	22,395
Field and production equipment	1,966,263	321,242	1,645,021	1,505,806
Furniture	22,630	7,847	14,783	5,390
Land	80,392	–	80,392	12,414
Transportation equipment	597,223	11,298	585,925	–

	2,801,289	351,762	2,449,527	1,546,005

Included in field equipment are assets under capital lease with an original cost of $254,911 (December 31, 2013 - $255,846) and accumulated amortization of $63,869 (December 31, 2013 - $45,831). Included in production equipment are assets under capital lease with an original cost of $47,030 (December 31, 2013 - $47,203) and accumulated amortization of $3,136 (December 31, 2013 - $1,574). Included in transportation equipment are assets under capital lease with an original cost of $412,697 (December 31, 2013 - $nil) and accumulated amortization of $7,919 (December 31, 2013 - $nil). During the six months ended June 30, 2014, amortization expense includes $27,692 (2013 - $32,228) related to assets under capital leases.

Field equipment includes machinery with a carrying value of $nil (December 31, 2013 - $214,484) which was not available for use as at June 30, 2014. As a result, no amortization of these assets has been recorded.

Sunvault Energy, Inc.

Notes to the Financial Statements

June 30, 2014

(Expressed in U.S. dollars)

(unaudited)

8.	Convertible Debt

(a)

On October 31, 2013, the Company issued a convertible promissory note in exchange for accounts payable of $15,000. The note bears interest at 8% per annum, is unsecured, and due on April 30, 2014. The unpaid amount of principal and accrued interest can be converted at any time at the holder’s option at a price of $0.50 per share of the Company’s common stock. During the three months ended March 31, 2014, the Company issued additional amount under this convertible promissory note totalling $7,167 under the same terms. The maturity date will be accelerated to the closing date of any financing transaction in which the Company raises at least $250,000 in gross proceeds. On April 10, 2014, the Company issued 110,835 shares of common stock to settle the convertible debt of $22,167. Refer to Note 14(f).

(b)

On November 1, 2013, the Company issued a convertible promissory note in exchange for accounts payable of $25,000. The note bears interest at 8% per annum, is unsecured, and due on April 30, 2014. The unpaid amount of principal and accrued interest can be converted at any time at the holder’s option at a price of $0.50 per share of the Company’s common stock. In December 2013, the Company issued additional amount under this convertible promissory note totalling $10,000 under the same terms. The Company is to issue the holder 45,000 shares of common stock upon the initial conversion of this promissory note. The maturity date will be accelerated to the closing date of any financing transaction in which the Company raises at least $250,000 in gross proceeds. On February 14, 2014, the Company issued 350,000 shares of common stock to settle the convertible debt of $35,000. Refer to Note 14(a).

(c)

Effective April 22, 2014, the Company entered into private placement subscription agreements with several investors pursuant to which the Company issued convertible debentures in the aggregate amount of $229,772. The convertible debentures carry interest at the rate of 8% calculated annually and paid quarterly and may be converted into shares of the Company’s common stock at any time at the conversion price of $0.30 per share. The Company must pay back the principal amount outstanding and accrued and unpaid interest any time before or at the maturity date of April 22, 2016. The Company incurred financing costs of $23,450 in connection with the financing, which was deferred and will be amortized over the term of the debt. During the six months ended June 30, 2014, the Company amortized $2,246 of the deferred financing costs.

In accordance with ASC 470-20, “Debt with Conversion and Other Options”, the Company determined that the convertible promissory note contained no embedded beneficial conversion feature as the convertible promissory note was issued with a conversion price higher than the fair market value of the Company’s shares of common stock at the time of issuance.

9.	Loans Payable

(a)

As at June 30, 2014, the Company owed $360,622 (Cdn$385,000) (December 31, 2013 - $361,944 (Cdn$385,000)) to Kanata Metis Cultural Enterprises Ltd. (“Kanata”). The amount is non-interest-bearing, unsecured, and due on demand.

(b)

On November 9, 2011, the Company issued a promissory note to Kanata, whereby the Company borrowed $374,672 (Cdn$400,000) (December 31, 2013 - $376,046 (Cdn$400,000)), which is non-interest-bearing, unsecured, and due on demand.

(c)

On December 14, 2011, the Company issued a promissory note to Kanata, whereby the Company borrowed $421,507 (Cdn$450,000) (December 31, 2013 - $423,052 (Cdn$450,000)), which is non-interest-bearing, unsecured, and due on demand.

(d)

As at June 30, 2014, the Company owed $16,860 (Cdn$18,000) (December 31, 2013 – $33,844 (Cdn$36,000)) to Terrence Smith for the acquisition of Coole on July 19, 2012. The amount was secured by Coole, non-interest bearing, and is due on December 31, 2014, with monthly payments of $2,810 (Cdn$3,000).

(e)

As at June 30, 2014, the Company owed $115,281 (December 31, 2013 – $nil) to a non-related party for expenses paid on behalf of the Company. The amount due is non-interest bearing, unsecured, and due on demand.

10.	Site Retirement Obligation

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

Sunvault Energy, Inc.

Notes to the Financial Statements

June 30, 2014

(Expressed in U.S. dollars)

(unaudited)

11.	Long-term Debt

	June 30, 2014 $	December 31, 2013 $

Business Development Bank of Canada, repayable in monthly instalments of Cdn$6,000 plus interest at 7%, maturing May 17, 2018, secured by a general interest in all present and after acquired property.	264,144	298,956

Business Development Bank of Canada, repayable in monthly instalments of Cdn$6,667 plus interest at 8%, maturing May 17, 2018, secured by a general interest in all present and after acquired property.	293,508	332,190

John Deere Finance, repayable in monthly installments of Cdn$1,262 including interest at 0%, maturing on January 1, 2018, secured by specific equipment.	50,826	56,946

	608,478	688,092

Less: current portion	(155,362)	(155,932)

Long-term portion	453,116	532,160

Principal repayments on long-term debt in each of the next five years are as follows:

Year		$
2014	(Cdn$83,554)	$78,261
2015	(Cdn$167,147)	156,564
2016	(Cdn$167,147)	156,564
2017	(Cdn$167,147)	156,564
2018	(Cdn$64,617)	60,525

		608,478

12.	Capital Lease Obligations

	June 30, 2014 $	December 31, 2013 $

Treadco Inc., equipment lease repayable in monthly installments of $4,460 including interest at 12% per annum, due in February 2015, secured by specific field equipment.	33,078	57,224

Coast Capital, equipment lease repayable in monthly instalments of $1,111 including interest at 8.23% per annum, due in July 2017, secured by production equipment.	36,185	41,390

John Deere, equipment lease repayable in monthly installments of $2,461, due in May 2014, secured by field equipment.	–	10,167

Travelers Financial Corporation, equipment lease repayable in monthly installments of $1,961, due in June 2016, secured by transportation equipment.	43,340	–

Travelers Financial Corporation, equipment lease repayable in monthly installments of $1,989, due in September 2016, secured by transportation equipment.	50,614	–

Travelers Financial Corporation, equipment lease repayable in monthly installments of $3,923, due in June 2018, secured by transportation equipment.	160,996	–

Mercado Capital Corporation, equipment lease repayable in monthly installments of $1,635, due in June 2019, secured by transportation equipment.	80,724	–

	404,937	108,781

Less: current portion	(133,597)	(70,032)

Long-term portion	271,340	38,749

Sunvault Energy, Inc.

Notes to the Financial Statements

June 30, 2014

(Expressed in U.S. dollars)

(unaudited)

12.	Capital Lease Obligations (continued)

Future minimum lease payments related to capital lease obligations are as follows:

$

2014	91,493
2015	135,652
2016	111,670
2017	74,465
2018	43,388
2019	8,409

465,077

Less: imputed interest	(60,140)

404,937

Less: current portion	(133,597)

Long-term portion	271,340

13.	Related Party Transactions

(a)	As at June 30, 2014, the Company had $6,798 (December 31, 2013 - $nil) in prepaid expense incurred to a company controlled by the President of the Company.

(b)	As at June 30, 2014, the Company had $5,000 (December 31, 2013 - $nil) in prepaid expense incurred to the Chief Technology Officer of the Company.

(c)	As at June 30, 2014, the Company had $11,283 (December 31, 2013 - $nil) in prepaid expenses incurred to a significant shareholder.

(d)	As at June 30, 2014, the Company owed $14,980 (December 31, 2013 - $nil) to the Treasurer and Secretary of the Company, which is unsecured, non-interest bearing, and due on demand.

(e)	As at June 30, 2014, the Company owed $28,497 (December 31, 2013 - $nil) to a director of the Company, which is unsecured, non-interest bearing, and due on demand.

(f)

As at June 30, 2014, the Company owed $309,134 (Cdn$330,031) (December 31, 2013 - $310,266 (Cdn330,031)) to Elizabeth Metis Society, an entity under common control, related to the acquisition of 1098541 Alberta Ltd. The amount is unsecured, non-interest bearing, and due on demand.

(g)

As at June 30, 2014, the Company owed $27,875 (Cdn$29,759) (December 31, 2013 - $18,929 (Cdn$20,134)) to a company controlled by the President of 1454004, which is unsecured, non-interest bearing, and due on demand. Of this amount, $5,269 (Cdn$5,625) is included in accounts payable and accrued liabilities.

(h)	As at June 30, 2014, the Company was owed $55,295 (Cdn$59,032) (December 31, 2013 - $22,815 (Cdn$24,268)) from a shareholder of Coole, which is unsecured, non-interest bearing, and due on demand.

(i)	As at June 30, 2014, the Company owed $30,545 (Cdn$32,610) (December 31, 2013 – $nil) to the President of WTI, which is unsecured, non-interest bearing, and due on demand.

(j)

As at June 30, 2014, the Company owed $289,758 (Cdn$309,345) (December 31, 2013 – $nil) to a company controlled by the President of WTI, for the acquisition of certain assets and assumption of certain liabilities of 1301540 on April 15, 2014. The amount owed is secured by WTI, non-interest bearing, and is due on October 15, 2014. Refer to Note 18(g).

(k)

As at June 30, 2014, the Company owed $31,822 (Cdn$33,973) (December 31, 2013 - $nil) to a company controlled by the brother of the President of WTI, which is unsecured, non-interest bearing, and due on demand. The amount was included in accounts payable and accrued liabilities.

Sunvault Energy, Inc.

Notes to the Financial Statements

June 30, 2014

(Expressed in U.S. dollars)

(unaudited)

13.	Related Party Transactions (continued)

(l)

For the six months ended June 30, 2014, the Company incurred management fees of $72,937 (2013 - $92,027), consulting fees of $19,146 (2013 - $nil) and rent expense of $nil (2013 - $6,890) to the President and companies controlled by the President of 1454004.

(m)	For the six months ended June 30, 2014, the Company incurred consulting fees of $60,000 (2013 - $nil) to a significant shareholder.

(n)

For the six months ended June 30, 2014, the Company incurred freight and transportation expenses of $63,378 (2013 - $157,515) and sales and marketing expenses of $nil (2013 - $29,773) to a company owned by the spouse of a member of management of the Company. As at June 30, 2014, $nil (December 31, 2013 - $40,076 (Cdn$42,629)) of these charges was included in accounts payable and accrued liabilities.

(o)	For the six months ended June 30, 2014, included in management fees are the following amounts:

•	$55,000 (2013 - $nil) paid to the President of the Company;
•	$16,500 (2013 - $nil) paid to the Chief Technology Officer of the Company;
•	$10,000 (2013 - $nil) paid to a director of the Company;
•	$22,793 (2013 - $nil) paid to the President of WTI;
•	$39,283 (2013 - $26,657) paid to the daughter of the President of 1454004;
•	$23,249 (2013 - $19,869) paid to the son of the President of 1454004; and
•	$82,054 (2013 - $64,074) paid to a director of 1454004.

(p)	For the six months ended June 30, 2014, included in labour are the following amounts:

•	$5,989 (2013 - $nil) paid to the President of WTI;
•	$5,989 (2013 - $nil) paid to the spouse of the President of WTI;
•	$2,357 (2013 - $9,842) paid to the daughter of the President of 1454004;
•	$22,805 (2013 - $26,144) paid to the son of the President of 1454004; and
•	$6,838 (2013 - $nil) paid to a director of 1454004.

14.	Common Stock

(a)

On February 18, 2014, the Company issued 350,000 shares of common stock to settle convertible debt of $35,000. Refer to Note 8(b). These shares of common stock were included in the accounts of the Company as at the effective date of the recapitalization. Refer to Note 3.

(b)

On February 18, 2014, the Company issued 300,000 shares of common stock pursuant to a licensing agreement. Refer to Note 17(c). These shares of common stock were included in the accounts of the Company as at the effective date of recapitalization. Refer to Note 3.

(c)	On March 7, 2014, the Company issued 19,500,000 shares of common stock pursuant to the share purchase agreement with 1454004. Refer to Note 3.

(d)

On April 4, 2014, the Company issued 120,000 shares of common stock with a fair value of $15,600 to a company controlled by the President of the Company to settle debt of $30,000. The Company recorded a gain on settlement of debt of $14,400.

(e)

On April 4, 2014, the Company issued 50,000 shares of common stock with a fair value of $6,500 to the Chief Technology Officer of the Company to settle debt of $12,500. The Company recorded a gain on settlement of debt of $6,000.

(f)

On April 10, 2014, the Company issued 191,130 shares of common stock with a fair value of $37,833 to settle the convertible debt of $22,167, accounts payable of $15,000 and accrued interest of $666. Refer to Note 8(a).

(g)

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

(h)	On April 28, 2014, the Company issued 5,000,000 shares of common stock with a fair value of $140,867 pursuant to the purchase agreement with 1301540. Refer to Note 4.

Sunvault Energy, Inc.

Notes to the Financial Statements

June 30, 2014

(Expressed in U.S. dollars)

(unaudited)

14.	Common Stock (continued)

(i)

On June 5, 2014, the Company issued 100,000 shares of common stock with a fair value of $19,000 to a consultant pursuant to a consulting agreement dated April 15, 2014, of which $7,995 (2013 - $nil) was expensed as consulting fees which reflects the pro-rata portion of the services provided to June 30, 2014. As of June 30, 2014, the remaining amount of $11,005 was recorded as deferred compensation and will be expensed as consulting fees pro-rata over the term of the agreement which ends on October 14, 2014. The fair value of the shares was determined based on the closing price of the Company’s common stock at $0.19 per share on April 15, 2014.

(j)

On June 5, 2014, the Company issued 300,000 shares of common stock with a fair value of $30,000 to a consultant pursuant to a consulting agreement dated March 1, 2014, of which $nil (2013 - $nil) was expensed as consulting fees which reflects the pro-rata portion of the services provided to June 30, 2014. As of June 30, 2014, the remaining amount of $30,000 was recorded as deferred compensation and will be expensed as consulting fees pro-rata over the term of the agreement which will commence in March 2015. The fair value of the shares was determined based on the closing price of the Company’s common stock at $0.10 per share on March 1, 2014.

(k)	On June 5, 2014, the Company issued 500,000 shares of common stock with a fair value of $60,000 to a consultant pursuant to an agreement dated March 15, 2014.

(l)	On June 6, 2014, the Company issued 600,000 shares of common stock with a fair value of $114,000 to a consultant pursuant to an agreement dated April 15, 2014.

(m)	On June 6, 2014, the Company issued 40,150 shares of common stock with a fair value of $7,629 to a consultant pursuant to an agreement dated May 28, 2014.

(n)	On June 11, 2014, the Company issued 60,000 shares of common stock with a fair value of $9,000 to the Chief Technology Officer of the Company to settle debt of $9,000.

(o)	On June 11, 2014, the Company issued 500,000 shares of common stock with a fair value of $95,000 to a consultant pursuant to an agreement dated April 15, 2014.

15.	Stock Options

On February 6, 2014, the Company adopted the 2014 Stock Option Plan which permits the Company to grant stock options for up to 12,968,800 shares of common stock to officers, directors, employees, and consultants. The Board of Directors will determine the exercise price and vesting schedule for stock options granted. The maximum term of stock options granted is five years.

A summary of the Company’s stock option activity is as follows:

	Number of options	Weighted average exercise price $	Aggregate intrinsic value $

Outstanding, December 31, 2013	–	–

Issued as part of the recapitalization	3,100,000	0.10

Outstanding, June 30, 2014	3,100,000	0.10	217,000

Additional information regarding stock options outstanding as at June 30, 2014, is as follows:

	Outstanding and exercisable
Range of exercise prices $	Number of shares	Weighted average remaining contractual life (years)	Weighted average exercise price $

0.10	3,100,000	4.6	0.10

Sunvault Energy, Inc.

Notes to the Financial Statements

June 30, 2014

(Expressed in U.S. dollars)

(unaudited)

16.	Share Purchase Warrants

Pursuant to a consulting agreement dated April 15, 2014, the Company issued 100,000 share purchase warrants exercisable at a price of $2 per share for a term of three years. The fair value of the warrants of $1,800 was estimated using the Black-scholes option pricing model with the following weighted average market assumptions: expected life – 3 years; volatility – 100%; dividend rate – 0%; and risk free rate – 0.84%.

The following table summarizes the continuity of share purchase warrants:

	Number of warrants	Weighted average exercise price $

Balance, December 31, 2013	–	–

Issued as part of the recapitalization	20,427,333	2.00
Issued to a consultant	100,000	2.00

Balance, June 30, 2014	20,527,333	2.00

As at June 30, 2014, the following share purchase warrants were outstanding:

Number of warrants	Exercise price $	Expiry date

60,000	2.00	September 16, 2015
34,000	2.00	September 17, 2015
333,333	2.00	November 15, 2015
100,000	2.00	April 15, 2017
20,000,000	2.00	August 6, 2023

20,527,333

17.	Commitments and Contingencies

(a)

On August 10, 2010, CleanGen Power Corp. (“CleanGen Power”) entered into a lease agreement for land and a building in consideration for base rent of $2,451 (Cdn$2,617) per month, expiring on March 31, 2015. The minimum lease payments over the remaining term of the lease are as follows:

Year	$

2014	14,706
2015	7,353

22,059

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

Sunvault Energy, Inc.

Notes to the Financial Statements

June 30, 2014

(Expressed in U.S. dollars)

(unaudited)

17.	Commitments and Contingencies (continued)

(c)

On December 9, 2013, the Company entered into a licensing agreement pursuant to which the Company has been granted a royalty-bearing, exclusive license to certain patented inventions. The Company has agreed to pay the licensor $3,000 and issue shares of common stock equal to a fair value of $30,000 on or before January 8, 2014. Refer to Note 14(b). The Company will pay royalties to the licensor calculated based on 4% of net sales for licensed products and processes. The minimum royalty payments are to be paid in advance on a quarterly basis as follows: December 3, 2018: - $500; year 2019 - $2,000; year 2020 - $4,000; year 2021 - $6,000; year 2022 - $8,000; and $10,000 for 2023 and every year thereafter for the life of the agreement. If the first sale of a licensed product occurs before 2019, the first minimum royalty payment will be due on December 31 of the year in which the first sale occurred and the due dates for the subsequent minimum royalty payments will be adjusted accordingly. The Company must provide funding of at least $50,000 by January 6, 2014 for research by the licensor in the area of electrochemical based solar cells with energy storage capacity. In addition, the Company must pay the licensor milestone payments as follows: $5,000 upon completion of a working prototype due on March 31, 2018 and $10,000 upon its first commercial sale due on March 31, 2019. The Company must execute the first commercial sales of products to a retail customer on or before March 31, 2019 or the licensor has the right to terminate the agreement. The term of this license will continue until the latter of the date that no licensed patent remains a pending application or an unforceable patent, or the date on which the licensee’s obligation to pay royalties expires.

(d)

On January 16, 2014, the Company entered into an agreement with a company controlled by the President of the Company whereby the Company is to pay $10,000 per month which is to be paid with shares of common stock of the Company until the Company has adequate funding. If the agreement is terminated by the Company without cause or as a result of a change in control, this Company will be entitled to termination pay of $240,000. Refer to Note 14(d).

(e)

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

(f)

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

Sunvault Energy, Inc.

Notes to the Financial Statements

June 30, 2014

(Expressed in U.S. dollars)

(unaudited)

17.	Commitments and Contingencies (continued)

The Company also agreed to pay AFSC a commission for any and all third party financing introduced to the Company by AFSC as follows:

i)	10% of the first Cdn$1,000,000, plus;
ii)	8% of the second Cdn$1,000,000, plus;
iii)	6% of the third Cdn$1,000,000, plus;
iv)	4% of the fourth Cdn$1,000,000, plus;
v)	2% of everything above Cdn$4,000,000.

The agreement may be terminated by either party with 90 days written notice.

On September 26, 2014, the Company entered into an addendum to the agreement. Refer to Note 18(f).

18.	Subsequent Events

(a)

On June 30, 2014, the Company’s subsidiary, CleanGen Inc., entered into an agreement to sell its 75.5% interest in Coole Immersive Inc. for consideration of Cdn$302,000, of which Cdn$200,000 is due upon closing and the remainder is due in monthly payments of Cdn$17,000 per month for six months after closing. The agreement was terminated on November 15, 2014.

(b)

On July 15, 2014, the Company acquired 500,000 Class A shares of common stock of CleanGen Inc. in exchange for 8,000,000 shares of common stock of the Company, upon which the Company secured a 100% interest of CleanGen Inc.

(c)

On July 25, 2014, the Company entered into equipment purchase agreements, wherein the Company agreed to purchase trailer units for consideration of 1,000,000 shares of common stock, which were issued on August 8, 2014.

(d)

On July 29, 2014, the Company entered into an equipment purchase agreement, wherein the Company agreed to purchase an oil service truck for consideration of 400,000 shares of common stock, which were issued on August 8, 2014.

(e)	On July 29, 2014, the Company issued an additional 190,000 shares of common stock to re-price the subscription price for a private placement of common shares issued on September 16, 2013.

(f)

On September 26, 2014, pursuant to an addendum to the Services and Commission Agreement with AFSC, the Company issued 500,000 shares of common stock to AFSC at $0.30 per share as additional consideration for AFSC’s performance of services rendered in identifying and introducing other business opportunities to the Company.

(g)

On October 10, 2014, the Company issued 4,000,000 shares of common stock pursuant to the purchase agreement with 1301540 Alberta Ltd. as payment of Cdn$1,200,000 towards the purchase price. Refer to Note 4.

Item 2. Financial Information – Management’s Discussion and Analysis

The following discussion should be read in conjunction with the unaudited consolidated financial statements and the related notes for Sunvault Energy, Inc. (“Sunvault”) for the quarter ended June 30, 2014 that appear elsewhere in this Form 10-Q. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this Form 10-Q, particularly in the section entitled "Risk Factors" beginning on page 15.

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

Effective January 15, 2014, Gov. Bill Richardson, Larry Faulk, Lorne Roseborough and Paul Bercier were appointed directors of Sunvault and Rory Husch, as secretary, was also appointed treasurer. Derek Bannister, a director of the company previous to the management change, remained as a director.

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

Effective March 1, 2014, we entered into a collaborative agreement with Massachusetts Institute of Technology, wherein they have agreed to conduct a research program on behalf of our company for our Sunvault 3D PV (Photovoltaics) appliance. The company has payment terms within the agreement of $42,500 at signing and $42,500 effective May 1, 2014. On April 29, 2014 the Company received a termination letter from the Massachusetts Institute of Technology, due to Professor Jeffrey Grossman having conflicting commitments. The Company has since moved on to an agreement with the University of British Columbia.

On March 1, 2014, Premier Global through a bill of sale agreement agreed to transfer 433KW of solar panels to Sunvault.

Effective March 5, 2014, Sunvault transferred 900KW - $900,000 ($1,000 per KW) of panels to CleanGen in exchange for two items: 1) the purchase of 21,000 Preferred shares of CleanGen for $525,000 , the shortfall from the 729 Solar panels now owned by Sunvault was made up from 171 of the 433KW of panels received from Premier Global. The remaining 262KW of panels are part of a collateral agreement between John Crawford and an investment he made into Sunvault Energy through Westpoint International. Mr. Crawford has ownership of 262KW. 2) CleanGen Inc. owes Sunvault $375,000. After these transactions, Sunvault does not have any panels remaining.

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

On March 14, 2014, we, through its subsidiary, purchased land to increase the size of the site of CuttingEdge Tire Recycling to 30 acres from 12 acres. Subsequent to the purchase, we constructed a building with dimensions of 68’L x 40’W x 20”H to house the new mulching plant for our company.

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

On November 28, 2014, Mr. Bannister resigned as a director for Sunvault Energy Inc.

On January 13, 2015, James Ross resigned as a director for Sunvault Energy Inc.

Results of Operations for the Quarters Ended June 30, 2014 and 2013

Our operating results for the quarters ended June 30, 2014 and 2013 are summarized as follows:

For the quarter ended June 30, 2014, Sunvault incurred a net loss of $513,299 compared to $83,945 in June 30, 2013. The worsened results for the quarter ended June30, 2014 is mainly attributable to an increase in operating expenses.

	Three months ended June 30, 2014	Three months ended June 30, 2013
	$	$
Total revenue	1,808,174	2,001,801
Direct costs	(1,227,785)	(1,667,299)
Operating expense	(1,181,906)	(467,968)
Other income	20,400	–
Net loss	(581,117)	(133,466)
Net loss attributable to non-controlling interest	67,818	49,521
Net loss attributable to the Company	(513,299)	(83,945)

Liquidity and Financial Condition

Working Capital

	June 30, 2014	December 31, 2013
	$	$
Current Assets	2,894,235	2,223,371
Current Liabilities	5,646,145	4,076,997
Working Capital (Deficit)	(2,751,910)	(1,853,626)

As of June 30, 2014, Sunvault had current assets of $2,894,235 (consisting of cash, accounts receivable, inventory, prepaid expenses and deposits, and amounts due from related party) and current liabilities of $5,646,145 resulting in a working capital deficit of $2,751,910 compared to a working capital deficit of $1,853,626 as of December 31, 2013.

Cash Flows

	Six months ended June 30, 2014	Six months ended June 30, 2013
	$	$
Net Cash Provided by (Used in) Operating Activities	(38,810)	196,111
Net Cash Provided by (Used in) Investing Activities	(447,814)	288,710
Net Cash Provided by (Used in) Financing Activities	119,123	(320,136)
Effect of Exchange Rate Changes on Cash	63,662	(11,643)
Increase (decrease) in Cash	(303,839)	153,042

Operating Activities

Net cash used in operating activities for the six months ended June 30, 2014 was $38,810, which includes net loss of $704,912 (before non-controlling interest attribution), compared to $196,111 of net cash provided by operating activities for the six months ended June 30, 2013.

Investing Activities

During the six months ended June 30, 2014, Sunvault had net cash used in investing activities of $447,814 which includes $426,686 for the purchase of property and equipment and $21,690 for license costs offset by $562 in cash acquired on the acquisition of a subsidiary. For the six months ended June 30, 2013, net cash provided by investing activities was $288,710 which consisted of cash acquired on the acquisition of 1098541 Alberta Ltd. of $322,973, offset by the purchase of property and equipment of $34,263.

Financing Activities

During the six months ended June 30, 2014, Sunvault had net cash provided by financing activities of $119,123 which includes a $58,505 increase in bank indebtedness and proceeds from convertible debt of $229,772. This was offset by $75,044 for the repayment of long-term debt, $54,249 for the repayment of capital lease obligations, $23,450 in deferred financing costs, and $16,411 for the repayment of loans payable. For the six months ended June 30, 2013, net cash used in financing activities was $320,136 consisting of $207,002 for the repayment of loans payable, $45,189 for the repayment of long-term debt, $38,418 for the repayment of capital lease obligations, and $29,527 for the repayments to related parties.

Liquidity and Capital Resources Available to Us

As at June 30, 2014 and the date of this filing, we do not have enough cash on hand to pay our current operating expenses and to execute our current business plan and if we do not raise the necessary equity capital in the next three months from the date of this filing, we will not be able to execute our current business plan. Our total cash requirements may also exceed the future financing we are able to obtain. Currently, we do not have sufficient cash in our bank accounts to cover our current expenses and estimated future expenses. We do not have any formal agreements with management for advancing funds to our company and we do not have any other external sources of financing available to us at the present time.

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

Critical Accounting Policies

Our consolidated financial statements are impacted by the accounting policies used and the estimates and assumptions made by management during their preparation. A complete listing of these policies is included in Note 2 of the notes to our consolidated financial statements for the quarter ended June 30, 2014. We have identified below the accounting policies that are of particular importance in the presentation of our financial position, results of operations and cash flows, and which require the application of significant judgment by management.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to allowance for doubtful accounts, the estimated useful lives and recoverability of property and equipment, valuation of inventory, impairment of goodwill and licenses, and deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected..

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, or the Act, as of June 30, 2014. We do not have sufficient segregation of duties within accounting functions, which is a basic internal control. Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals. Based on this evaluation, our chief executive officer and chief financial officer have concluded such controls and procedures to be not effective as of June 30, 2014 to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

We intend to meet our ongoing cash requirements of approximately $3,600,000 for the next 12 months by raising the shortfall through a combination of equity financing from investors if we are able to identify other investors willing to purchase our securities or loan funds to us. We also will self fund Sunvault’s growth to a minor degree through some of the acquisitions we have completed and will complete this upcoming year. We may not be able to secure financing from other investors who can provide additional financing to us. If financing is available, it may involve issuing securities which could be dilutive to holders of our capital stock. If we do not raise additional capital from conventional sources, such as our existing or new investors or commercial banks, it is likely that our growth will be restricted and we may be forced to scale back or curtail implementing our business plan and our business may fail.

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

General Business Risks and Risks Relating to our Business

We have turned our risk from a limited operating history as a company to a company with growing cash flow and are no longer considered to be a development stage company. We have operations, assets, potential growth, newly developed technology in prototype form and expect growth to be exponential.

There can be no assurance that our management will be successful in completing our business plan of selling our products or technology or implementing the corporate infrastructure to support operations at the levels called for by our business plan. We may not be able to generate sufficient revenues to meet our expenses or to achieve or maintain profitability in the future.

We are a cash flowing company with growing operations and to date, our development efforts have been focused primarily on the development of our relationship with the Alberta, Canada energy market and other markets for remote sensors and cell phones. Our business model is to develop or acquire existing renewable operating assets to enable a market for our products. We have limited operating history for investors to evaluate the potential of our business development.. Our technology platforms have produced a working prototype based on the technology, and we are starting to look to the commercialization of our products. We expect to have manufacturing processes approved on our products within the next year.

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

Based upon current plans of developing a market for our products and to sell our products, we expect to incur operating profits in future periods. We have revenues that are non-cyclical in nature and we expect to run profitably in our operations this year.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On September 26, 2014, we issued 500,000 restricted shares of our common stock to one (1) non-US persons (as that term is defined in Regulation S of the Securities Act of 1933), in an offshore transaction relying on Regulation S of the Securities Act of 1933, as amended.

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

1.	10% of the first Cdn$1,000,000, plus;
2.	8% of the second Cdn$1,000,000, plus;
3.	6% of the third Cdn$1,000,000, plus;
4.	4% of the fourth Cdn$1,000,000, plus
5.	2% of everything above Cdn$4,000,000.

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

 On July 25, 2014, we entered into equipment purchase agreements with Fergus Edward Ismond and Steven Mark Hoof, wherein we agreed to purchase trailer units, of which Mr. Ismond and Mr. Hoof are 50% owners. As consideration for the purchase of the trailer units, we have agreed to issue to Mr. Ismond and Mr. Hoof $125,000 each by way of the issuance of shares of our common stock at a deemed price of $0.25 per share. Pursuant to the equipment purchase agreements, we have issued an aggregate of 1,000,000 shares of our common stock to 2 non- US persons (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction relying on Regulation S of the Securities Act of 1933, as amended.

On July 29, 2014, we entered into an equipment purchase agreement with Mr. Ismond wherein we agreed to purchase an oil field service truck. As consideration for the purchase of the oil field service truck, we have agreed to issue to Mr. Ismond $100,000, by way of the issuance of shares of our common stock at a deemed price of $0.25 per share. Pursuant to the equipment purchase agreement, we have issued an aggregate of 1,400,000 shares of our common stock to 1 non- US person (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction relying on Regulation S of the Securities Act of 1933, as amended.

Effective July 15, 2014, we entered into a share purchase agreement with Kanata Metis Cultural Enterprises Ltd. and Elizabeth Metis Settlement ("EMS"), wherein we have agreed to purchase 500,000 Class "A" Common Shares in the capital stock of ClenGen Inc. registered in the name of Kanata. In addition, we have agreed to acquire 100% of the shareholder loans by Kanata and EMS equaling approximately $1.25M Pursuant to the share purchase agreement, we have issued 8,000,000 shares of our common stock to 1 non-US person (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction relying on Regulation S of the Securities Act of 1933, as amended.

On April 25, 2014, we filed a Current Report on Form 8-K announcing that, effective April 11, 2014, we had entered into an asset purchase agreement with 1301540 Alberta Ltd., an Alberta Canada corporation, operating under the name Werkman Transport pursuant which, we have agreed to purchase all of the transportation assets and other assets of 1301540 Alberta, at a purchase price of Cdn$3,000,000, payable in shares of common stock of our company. Cdn$1,000,000 of which was paid by way of the issuance of 5,000,000 shares of common stock upon closing with the remaining shares of common stock to be issued after six months have elapsed from the closing date. On October 10, 2014, we issued 4,000,000 shares of our common stock at a deemed value of $0.30 per share as payment of Cdn$1,200,000 towards the purchase price and leaving a balance owing by our company of Cdn$800,000 worth of shares of our common stock. We have issued 4,000,000 restricted shares of our common stock to one (1) non-US persons (as that term is defined in Regulation S of the Securities Act of 1933), in an offshore transaction relying on Regulation S of the Securities Act of 1933, as amended.

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

_____________

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

SUNVAULT ENERGY, INC.
(Registrant)

Dated: March 6, 2015	By:	/s/ Gary Monaghan
Gary Monaghan
President, Chief Executive Officer and Director
(Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)

Exhibit Number	Description

31	Rule 13a-14(a)/15d-14(a) Certification - Principal Executive and Principal Accounting Officer
32	Section 1350 Certification
101.INS *	XBRL Instance Document
101.SCH *	XBRL Taxonomy Extension Schema Document
101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB *	XBRL Taxonomy Extension Label Linkbase Document
101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document

 __________

*XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

