Form 10-Q
period 2014-09-30
SunVault Energy, Inc.
filed 2015-03-20
CIK 1547716

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No  ☒

As of March 20, 2015, there were 106,878,613 shares of company common stock issued and outstanding

SUNVAULT ENERGY, INC.
Quarterly Report on Form 10-Q
For The Quarterly Period Ended
September 30, 2014

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

Our consolidated financial statements are stated in United States dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

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

3

Item 1. Financial Statements

SUNVAULT ENERGY, INC.

Consolidated Financial Statements

September 30, 2014

(Expressed in U.S. dollars)

(unaudited)

Sunvault Energy, Inc.

Consolidated Balance Sheets

(Expressed in U.S. dollars)

(unaudited)

	September30, 2014 $	December 31, 2013 $
ASSETS

Current assets
Cash	223,631	547,288
Accounts receivable, net of allowance for doubtful accounts of $nil (December 31, 2013 – $nil) (Note 6)	1,470,902	987,267
Inventory (Note 7)	1,039,716	589,320
Due from related parties (Note 15)	123,424	22,815
Prepaid expenses and deposits	120,824	76,681
Total current assets	2,978,497	2,223,371

Restricted cash (Note 8)	13,384	14,102
Deferred financing costs (Note 10)	18,253	–
License	51,690	–
Property and equipment (Note 9)	2,626,295	1,546,005
Goodwill	515,169	145,183
Total assets	6,203,288	3,928,661

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities
Bank indebtedness	233,574	–
Accounts payable and accrued liabilities (Note 15)	1,209,976	471,855
Current portion of long-term debt (Note 13)	148,001	155,932
Current portion of capital lease obligations (Note 14)	121,428	70,032
Deferred revenue	2,000,887	1,855,097
Loans payable (Note 11)	123,312	1,194,886
Due to related parties (Note 15)	641,537	329,195
Total current liabilities	4,478,715	4,076,997

Site retirement obligation (Note 12)	68,038	71,684
Convertible debt (Note 10)	229,772	–
Long-term debt (Note 13)	394,362	532,160
Capital lease obligations (Note 14)	241,935	38,749
Total liabilities	5,412,822	4,719,590

Nature of operations and continuance of business (Note 1)
Commitments and contingencies (Note 19)
Subsequent events (Note 20)

Stockholders’ equity (deficit)
Common stock, 500,000,000 shares authorized, $0.001 par value 102,878,613 and 19,500,000 shares issued and outstanding, respectively	102,878	19,500
Additional paid-in capital	2,756,873	(19,500)
Deferred compensation (Note 16)	(34,464)	–
Accumulated other comprehensive income	73,140	75,791
Deficit	(2,415,507)	(1,321,331)
Total Sunvault Energy, Inc. stockholders’ equity (deficit)	482,920	(1,245,540)

Non-controlling interest	307,546	454,611
Total stockholders’ equity (deficit)	790,466	(790,929)
Total liabilities and stockholders’ equity (deficit)	6,203,288	3,928,661

(The accompanying notes are an integral part of these consolidated financial statements)

Sunvault Energy, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(Expressed in U.S. dollars)

(unaudited)

	Three Months Ended September 30, 2014 $	Three Months Ended September 30, 2013 $	Nine Months Ended September 30, 2014 $	Nine Months Ended September 30, 2013 $
Revenues
Non-program service revenue	256,953	295,525	720,249	933,931
Recycling revenue	467,257	292,747	971,703	408,248
Scrap metal revenue	32,073	9,983	55,282	44,965
Services rig and software revenue	159,333	37,409	243,180	114,321
Tire collections	333,558	469,997	856,556	1,283,131
Tire shred revenue	629,977	1,007,886	1,233,138	2,415,583
Transportation revenue	524,592	–	1,233,949	–
Total revenues	2,403,743	2,113,547	5,314,057	5,200,179

Direct costs
Amortization	66,397	75,480	176,690	230,052
Equipment rental and maintenance	174,991	110,850	504,670	319,045
Freight and transportation (Note 15)	271,032	619,691	796,569	1,576,859
Labour (Note 15)	891,124	182,583	1,763,798	476,464
Materials	215,295	316,801	127,250	782,801
Provision for costs to complete tire processing	88,842	154,161	274,463	495,813
Sales and marketing (Note 15)	2,004	16,532	5,046	48,607
Site operating costs	49,097	96,841	160,040	266,160
Total direct costs	1,758,782	1,572,939	3,808,526	4,195,801
Gross profit	644,961	540,608	1,505,531	1,004,378

Operating expenses
Administrative fees	36,173	35,121	107,209	105,168
Amortization	18,419	6,902	33,428	21,209
Bad debts	58,537	–	80,195	–
Consulting fees (Note 15)	154,700	38,682	645,521	181,576
Equipment rental and maintenance	86,682	2,710	134,403	24,233
Foreign exchange gain	20,920	–	8,240	–
Interest	25,021	19,659	59,550	42,631
Management fees (Note 15)	190,313	124,644	518,211	409,116
Office and miscellaneous	122,862	36,883	230,525	123,169
Professional fees	119,155	32,333	341,587	172,501
Rent (Note 15)	36,961	19,405	128,330	56,435
Salaries and subcontracting fees (Note 15)	79,947	28,588	175,230	77,891
Travel and entertainment	27,707	25,213	100,850	59,523
Total operating expenses	977,397	370,140	2,563,279	1,273,452
Net income (loss) before other income	(332,436)	170,468	(1,057,748)	(269,074)

Other income
Gain on settlement of debt	–	–	20,400	–
Net income (loss)	(332,436)	170,468	(1,037,348)	(269,074)
Less: net loss (income) attributable to non-controlling interest	(178,691)	17,331	(56,828)	174,417
Net income (loss) attributable to Sunvault Energy, Inc.	(511,127)	187,799	(1,094,176)	(94,657)

Comprehensive income (loss)
Foreign currency translation gain (loss)	(22,896)	(35,345)	(2,651)	47,326
Comprehensive income (loss) attributable to Sunvault Energy, Inc.	(534,023)	152,454	(1,096,827)	(47,331)
Income (loss) per share attributable to Sunvault Energy, Inc. shareholders, basic and diluted	(0.01)	0.01	(0.01)	–
Weighted average shares outstanding used in the calculation of net income (loss) attributable to Sunvault Energy, Inc. per common share	99,746,983	19,500,000	79,572,814	19,500,000

(The accompanying notes are an integral part of these consolidated financial statements)

Sunvault Energy, Inc.

Consolidated Statements of Cash Flows

(Expressed in U.S. dollars)

(unaudited)

	Nine Months Ended	Nine Months Ended
	September 30, 2014 $	September 30, 2013 $
Operating activities
Net loss	(1,037,348)	(269,074)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization	204,921	251,261
Amortization of deferred financing costs	5,197	–
Gain on settlement of debt	(20,400)	–
Stock-based compensation	422,963	–
Changes in operating assets and liabilities:
Accounts receivable	(483,635)	(1,060,151)
Inventory	49,604	782,801
Due from related parties	(100,609)	(49,032)
Prepaid expenses and deposits	(27,791)	59,378
Accounts payable and accrued liabilities	590,645	185,460
Deferred revenue	145,790	495,814
Due to related parties	356,046	480,188
Net cash provided by operating activities	105,383	876,645
Investing activities
Cash acquired on recapitalization	562	–
Cash acquired on acquisition of 1098541 Alberta Ltd.	–	322,973
License costs	(21,690)	–
Purchase of property and equipment	(440,276)	(225,364)
Redemption of term deposit	–	635,020
Net cash provided by (used in) investing activities	(461,404)	732,629
Financing activities
Bank indebtedness	105,573	–
Deferred financing costs	(23,450)	–
Proceeds from convertible debt	229,772	–
Proceeds from related parties	26,769	–
Repayment of loans payable	(24,676)	(893,235)
Repayment of long-term debt	(114,571)	(98,486)
Repayment of capital lease obligations	(78,114)	(58,533)
Repayments to related parties	–	(29,307)
Net cash provided by (used in) financing activities	121,303	(1,079,561)
Effect of foreign exchange rate changes on cash	(88,939)	(10,221)
Increase (decrease) in cash	(323,657)	519,492
Cash, beginning of period	547,288	39,528
Cash, end of period	223,631	559,020
Non-cash investing and financing activities:
Shares issued to acquire property and equipment	350,000	–
Shares issued to settle convertible debt	22,167	–
Shares issued to settle related party debt	31,100	–
Shares issued to settle accounts payable and accrued liabilities	15,666
Supplemental disclosures:
Interest paid	50,113	48,234
Income taxes paid	–	–

(The accompanying notes are an integral part of these consolidated financial statements)

Sunvault Energy, Inc.

Notes to the Consolidated Financial Statements

September 30, 2014

(Expressed in U.S. dollars)

(unaudited)

1. Nature of Operations and Continuance of Business

Sunvault Energy, Inc. (the “Company) was incorporated in the State of Nevada on December 8, 2010 under the name China Green Clothing Inc. The Company changed its name on April 29, 2011 to My Natural Baby Boutique Inc. then to Organic Treehouse Ltd. on January 5, 2012 then to Sunvault Energy, Inc. on May 24, 2013. The Company’s previous business was in the wholesale and distribution of organic infant and toddler products which was discontinued on May 8, 2013. On February 19, 2014, the Company entered into a share purchase agreement to acquire 100% of the shares of 1454004 Alberta Ltd., which holds 100% of the issued and outstanding shares of CleanGen Power Corp. and 50% of the issued and outstanding shares of CleanGen Inc. CleanGen Inc. is a company based in Alberta, Canada that operates Cutting Edge Tire Recycling LP, CleanGen Aboriginal HR Services Ltd., and Coole Immersive Inc. (refer to Note 3). On April 11, 2014, the Company entered into a purchase agreement with 1301540 Alberta Ltd., an Alberta, Canada corporation, operating under the name Werkman Transport, (refer to Note 4) to acquire its business operations. On July 15, 2014, the Company entered into a purchase agreement with Kanata Metis Cultural Enterprises Ltd., an Alberta, Canada corporation and Elizabeth Metis Settlement, an Alberta, Canada statutory corporation, to acquire the remaining non-controlling interest of CleanGen Inc. (refer to Note 5). The Company’s current business is to provide renewables integration into energy production, energy delivery, and energy consumption as well as transport services.

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and is unlikely generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at September 30, 2014, the Company has a working capital deficiency of $1,500,218 and has accumulated losses of $2,415,507 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2. Significant Accounting Policies

(a) Basis of Presentation

These consolidated financial statements and related notes are prepared in conformity with accounting principles generally accepted in the United States and are expressed in U.S. dollars. These consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Werkman Transport Inc. and 1454004 Alberta Ltd., including 1454004 Alberta Ltd.’s wholly-owned subsidiaries, CleanGen Power Corp., and CleanGen Inc., including CleanGen Inc.’s wholly-owned subsidiaries, CleanGen Aboriginal HR Services Ltd. and 1098541 Alberta Ltd. (which is the general partner for CuttingEdge Tire Recycling Limited Partnership), and its 75.5% owned subsidiary Coole Immersive Inc. All inter-company balances and transactions have been eliminated.

(b) Interim Financial Statements

These interim consolidated financial statements have been prepared on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period.

(c) Use of Estimates

The preparation of these consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to allowance for doubtful accounts, the estimated useful lives and recoverability of property and equipment, valuation of inventory, impairment of goodwill and licenses, and deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Sunvault Energy, Inc.

Notes to the Consolidated Financial Statements

September 30, 2014

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

(f) Inventory

Inventory consists of shredded tire inventory, mulch inventory, and solar panels, and is comprised entirely of finished products. Inventory is valued at the lower of cost and net realizable value. Cost is determined by the first-in, first-out method. Net realizable value is the estimated selling price in the ordinary course of business, less estimated costs of completion and selling costs.

(g) License

License consists of a royalty-bearing, exclusive license to certain patented inventions in the area of electrochemical based solar cells with energy storage capacity. License is recognized and measured at cost. If the total of the expected undiscounted future cash flows is less than the carrying amount of the asset, a loss is recognized for the excess of the carrying value over the fair value of the asset.

(h) Equipment

Equipment is initially recorded at cost. Amortization is provided using the following rates:

Building	20 years straight-line
Computer equipment	3 years straight-line
Field and production equipment	5 to 15 years straight-line
Furniture	20% declining balance
Transportation equipment	10 to 20 years straight-line
Truck	25% declining balance

(i) Goodwill

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

Sunvault Energy, Inc.

Notes to the Consolidated Financial Statements

September 30, 2014

(Expressed in U.S. dollars)

(unaudited)

2. Significant Accounting Policies (continued)

(j) Impairment of Long-lived Assets

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

(k) Site Retirement Obligations

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

(l) Leases

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

(m)  Revenue Recognition

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

Sunvault Energy, Inc.

Notes to the Consolidated Financial Statements

September 30, 2014

(Expressed in U.S. dollars)

(unaudited)

2. Significant Accounting Policies (continued)

(n) Income Taxes

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

(o) Foreign Currency Translation

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

(p) Financial Instruments and Fair Value Measures

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

(q) Comprehensive Income

ASC 220, “Comprehensive Income” establishes standards for the reporting and display of comprehensive income and its components in the financial statements. During the nine months ended September 30, 2014, and 2013, the Company recognized foreign currency translation gain (loss) of $(2,651) and $47,326, respectively, in comprehensive income.

Sunvault Energy, Inc.

Notes to the Consolidated Financial Statements

September 30, 2014

(Expressed in U.S. dollars)

(unaudited)

2. Significant Accounting Policies (continued)

(r) Recent Accounting Pronouncements

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

The comparative figures as of December 31, 2013, and for the nine months ended September 30, 2013, are those of 1454004 and 1454004 is deemed to be the continuing entity for accounting purposes.

The assets acquired and liabilities assumed from Sunvault Energy, Inc. are as follows:

$

Cash	562
Assets held for sale	500,000
Licenses	30,000
Accounts payable and accrued liabilities	(152,064)
Convertible debt	(22,167)
Loan payable	(115,281)
Due to related parties	(77,110)

Total purchase price	163,940

4. Acquisition of 1301540 Alberta Ltd.

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

In accordance with ASC 805, Business Combinations, the purchase agreement was deemed a business combination for accounting purposes. Assets acquired and liabilities assumed are reported at their fair values as at the Closing Date. The purchase price was determined to be $534,549 based on an independent valuation of WTI’s business.

Sunvault Energy, Inc.

Notes to the Consolidated Financial Statements

September 30, 2014

(Expressed in U.S. dollars)

(unaudited)

4. Acquisition of 1301540 Alberta Ltd. (continued)

The fair value of the assets acquired and liabilities assumed from 1301540 are as follows:

$

Accounts receivable	278,946
Prepaid expenses	4,554
Transportation equipment	498,179
Goodwill	273,224
Accounts payable and accrued liabilities	(159,837)
Loan payable	(102,056)
Capital lease obligations	(258,461)

Total purchase price	534,549

5. Acquisition of CleanGen Inc.

On July 15, 2014, the Company entered into a purchase agreement with Kanata Metis Cultural Enterprises Ltd. (“Kanata”), an Alberta, Canada corporation and Elizabeth Metis Settlement (“EMS”), an Alberta, Canada statutory corporation. Pursuant to the agreement, the Company agreed to purchase 500,000 Class A shares of common stock of CleanGen Inc., in exchange for 8,000,000 shares of common stock of the Company. On July 23, 2014, the Company issued 8,000,000 shares of common stock pursuant to the purchase agreement and now has 100% of the issued and outstanding shares of CleanGen Inc.

In accordance with ASC 810, Consolidation, the purchase agreement was deemed an equity transaction for accounting purposes. A summary of the change in the Company’s ownership interest in CleanGen Inc. is as follows:

$

Net loss attributable to Sunvault Energy Inc.	(1,094,176)

Increase in the Company’s paid-up capital for purchase of 500,000 Class A shares of common stock of CleanGen Inc.	269,558

Change from net loss attributable to Sunvault Energy Inc. and transfers from the non-controlling interest	(824,618)

6. Accounts Receivable

	September 30, 2014 $	December 31, 2013 $

Trade accounts receivable	1,433,156	952,575
GST receivable	31,591	30,088
Other	6,155	4,604

	1,470,902	987,267

7. Inventory

	September 30, 2014 $	December 31, 2013 $

Mulch inventory	17,596	–
Solar panels	490,443	–
Tire shred inventory	531,677	589,320

	1,039,716	589,320

Sunvault Energy, Inc.

Notes to the Consolidated Financial Statements

September 30, 2014

(Expressed in U.S. dollars)

(unaudited)

8. Restricted Cash

As at September 30, 2014, the Company had restricted cash of $13,384 (Cdn$15,000) (December 31, 2013 - $14,102 (Cdn$15,000)), which represents cash pledged as security for the Company’s credit cards. The amount bears interest at 0.85% per annum.

9. Property and Equipment

	Cost $	Accumulated amortization $	Net book value as at September 30, 2014 $	Net book value as at December 31, 2013 $

Building	98,099	–	98,099	–
Computer equipment	32,188	12,326	19,862	22,395
Field and production equipment	1,893,880	361,173	1,532,707	1,505,806
Furniture	21,558	7,899	13,659	5,390
Land	76,583	–	76,583	12,414
Transportation equipment	818,926	29,377	789,549	–
Truck	100,000	4,164	95,836	–

	3,041,234	414,939	2,626,295	1,546,005

Included in field equipment are assets under capital lease with an original cost of $242,833 (December 31, 2013 - $255,846) and accumulated amortization of $69,512 (December 31, 2013 - $45,831). Included in production equipment are assets under capital lease with an original cost of $44,802 (December 31, 2013 - $47,203) and accumulated amortization of $4,748 (December 31, 2013 - $1,574). Included in transportation equipment are assets under capital lease with an original cost of $393,143 (December 31, 2013 - $nil) and accumulated amortization of $17,561 (December 31, 2013 - $nil). During the nine months ended September 30, 2014, amortization expense includes $46,827 (2013 - $24,171) related to assets under capital leases.

Field equipment includes machinery with a carrying value of $nil (December 31, 2013 - $214,484) which was not available for use as at September 30, 2014. As a result, no amortization of these assets has been recorded.

10. Convertible Debt

(a)

On October 31, 2013, the Company issued a convertible promissory note in exchange for accounts payable of $15,000. The note bears interest at 8% per annum, is unsecured, and was due on April 30, 2014. The unpaid amount of principal and accrued interest can be converted at any time at the holder’s option at a price of $0.50 per share of the Company’s common stock. During the three months ended March 31, 2014, the Company issued additional amount under this convertible promissory note totalling $7,167 under the same terms. The maturity date will be accelerated to the closing date of any financing transaction in which the Company raises at least $250,000 in gross proceeds. On April 10, 2014, the Company issued 110,835 shares of common stock to settle the convertible debt of $22,167. Refer to Note 16(g).

(b)

On November 1, 2013, the Company issued a convertible promissory note in exchange for accounts payable of $25,000. The note bears interest at 8% per annum, is unsecured, and was due on April 30, 2014. The unpaid amount of principal and accrued interest can be converted at any time at the holder’s option at a price of $0.50 per share of the Company’s common stock. In December 2013, the Company issued additional amount under this convertible promissory note totalling $10,000 under the same terms. The Company is to issue the holder 45,000 shares of common stock upon the initial conversion of this promissory note. The maturity date will be accelerated to the closing date of any financing transaction in which the Company raises at least $250,000 in gross proceeds. On February 18, 2014, the Company issued 350,000 shares of common stock to settle the convertible debt of $35,000. Refer to Note 16(a).

(c)

Effective April 22, 2014, the Company entered into private placement subscription agreements with several investors pursuant to which the Company issued convertible debentures in the aggregate amount of $229,772. The convertible debentures carry interest at the rate of 8% calculated annually and paid quarterly and may be converted into shares of the Company’s common stock at any time at the conversion price of $0.30 per share. The Company must pay back the principal amount outstanding and accrued and unpaid interest any time before or at the maturity date of April 22, 2016. The Company incurred financing costs of $23,450 in connection with the financing, which was deferred and will be amortized over the term of the debt. During the nine months ended September 30, 2014, the Company amortized $5,197 of the deferred financing costs.

Sunvault Energy, Inc.

Notes to the Consolidated Financial Statements

September 30, 2014

(Expressed in U.S. dollars)

(unaudited)

10. Convertible Debt (continued)

In accordance with ASC 470-20, “Debt with Conversion and Other Options”, the Company determined that the convertible promissory note contained no embedded beneficial conversion feature as the convertible promissory note was issued with a conversion price higher than the fair market value of the Company’s shares of common stock at the time of issuance.

11. Loans Payable

(a)

As at September 30, 2014, the Company owed $nil (Cdn$nil) (December 31, 2013 - $361,944 (Cdn$385,000)) to Kanata. The amount is non-interest-bearing, unsecured, and due on demand. The loan was forgiven by Kanata and recorded as additional paid-in capital.

(b)

As at September 30, 2014, the Company owed $nil (Cdn$nil) (December 31, 2013 - $376,046 (Cdn$400,000)) to Kanata. The amount is non-interest-bearing, unsecured, and due on demand. The loan was forgiven by Kanata and recorded as additional paid-in capital.

(c)

As at September 30, 2014, the Company owed $nil (Cdn$nil) (December 31, 2013 - $423,052 (Cdn$450,000)) to Kanata. The amount is non-interest-bearing, unsecured, and due on demand. The loan was forgiven by Kanata and recorded as additional paid-in capital.

(d)

As at September 30, 2014, the Company owed $8,031 (Cdn$9,000) (December 31, 2013 – $33,844 (Cdn$36,000)) to Terrence Smith for the acquisition of Coole on July 19, 2012. The amount is secured by Coole, non-interest bearing, and is due on December 31, 2014, with monthly payments of $2,677 (Cdn$3,000).

(e)

As at September 30, 2014, the Company owed $115,281 (December 31, 2013 – $nil) to a non-related party for expenses paid on behalf of the Company. The amount due is non-interest bearing, unsecured, and due on demand.

12. Site Retirement Obligation

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

13. Long-term Debt

	September 30, 2014 $	December 31, 2013 $

Business Development Bank of Canada, repayable in monthly instalments of Cdn$6,000 plus interest at 7%, maturing May 17, 2018, secured by a general interest in all present and after acquired property.	235,567	298,956

Business Development Bank of Canada, repayable in monthly instalments of Cdn$6,667 plus interest at 8%, maturing May 17, 2018, secured by a general interest in all present and after acquired property.	261,754	332,190

John Deere Finance, repayable in monthly installments of Cdn$1,262 including interest at 0%, maturing on January 1, 2018, secured by specific equipment.	45,042	56,946

	542,363	688,092

Less: current portion	(148,001)	(155,932)

Long-term portion	394,362	532,160

Sunvault Energy, Inc.

Notes to the Consolidated Financial Statements

September 30, 2014

(Expressed in U.S. dollars)

(unaudited)

13. Long-term Debt (continued)

Principal repayments on long-term debt in each of the next five years are as follows:

Year		$

2014	(Cdn$41,767)	37,267
2015	(Cdn$167,147)	149,146
2016	(Cdn$167,147))	149,146
2017	(Cdn$167,147)	149,146
2018	(Cdn$64,617)	57,658

		542,363

14. Capital Lease Obligations

	September 30, 2014 $	December 31, 2013 $

Treadco Inc., equipment lease repayable in monthly installments of $4,460 including interest at 12% per annum, due in February 2015, secured by specific field equipment.	32,483	57,224

Coast Capital, equipment lease repayable in monthly instalments of $1,111 including interest at 8.23% per annum, due in July 2017, secured by production equipment.	31,989	41,390

John Deere, equipment lease repayable in monthly installments of $2,461, due in May 2014, secured by field equipment.	–	10,167

Travelers Financial Corporation, equipment lease repayable in monthly installments of $1,961, due in June 2016, secured by transportation equipment.	36,511	–

Travelers Financial Corporation, equipment lease repayable in monthly installments of $1,989, due in September 2016, secured by transportation equipment.	43,502	–

Travelers Financial Corporation, equipment lease repayable in monthly installments of $3,923, due in June 2018, secured by transportation equipment.	145,214	–

Mercado Capital Corporation, equipment lease repayable in monthly installments of $1,635, due in June 2019, secured by transportation equipment.	73,664	–

	363,363	108,781

Less: current portion	(121,428)	(70,032)

Long-term portion	241,935	38,749

Future minimum lease payments related to capital lease obligations are as follows:

$

2014	47,465
2015	139,219
2016	106,379
2017	70,936
2018	41,333
2019	8,010
413,342
Less: imputed interest	(49,979)
363,363
Less: current portion	(121,428)
Long-term portion	241,935

Sunvault Energy, Inc.

Notes to the Consolidated Financial Statements

September 30, 2014

(Expressed in U.S. dollars)

(unaudited)

15. Related Party Transactions

(a)	As at September 30, 2014, the Company owed $13,740 (December 31, 2013 - $nil) to a company controlled by the President of the Company, which is unsecured, non-interest bearing, and due on demand.

(b)	As at September 30, 2014, the Company owed $4,000 (December 31, 2013 - $nil) to the Chief Technology Officer of the Company, which is unsecured, non-interest bearing, and due on demand.

(c)	As at September 30, 2014, the Company owed $14,980 (December 31, 2013 - $nil) to the Treasurer and Secretary of the Company, which is unsecured, non-interest bearing, and due on demand.

(d)	As at September 30, 2014, the Company advanced $50,449 (December 31, 2013 – $nil) to a company controlled by a significant shareholder, which is unsecured, non-interest bearing, and due on demand.

(e)	As at September 30, 2014, the Company owed $31,420 (December 31, 2013 - $nil) to a director of the Company, which is unsecured, non-interest bearing, and due on demand.

(f)

As at September 30, 2014, the Company owed $23,766 (Cdn$26,634) (December 31, 2013 - $18,929 (Cdn$20,134)) to the President and companies controlled by the President of 1454004, which is unsecured, non-interest bearing, and due on demand. Of this amount, $2,229 (Cdn$2,500) is included in accounts payable and accrued liabilities.

(g)

As at September 30, 2014, the Company owed $nil (December 31, 2013 - $310,266 (Cdn$330,031)) to Elizabeth Metis Society, an entity under common control, related to the acquisition of 1098541 Alberta Ltd. The amount was unsecured, non-interest bearing, and due on demand.

(h)	As at September 30, 2014, the Company was owed $72,975 (Cdn$81,782) (December 31, 2013 - $22,815 (Cdn$24,268)) from a shareholder of Coole, which is unsecured, non-interest bearing, and due on demand.

(i)	As at September 30, 2014, the Company owed $49,076 (Cdn$55,000) (December 31, 2013 – $nil) to the President of WTI, which is unsecured, non-interest bearing, and due on demand.

(j)

As at September 30, 2014, the Company owed $453,959 (Cdn$508,752) (December 31, 2013 – $nil) to a company controlled by the President of WTI. Of this amount, $349,148 (Cdn$391,290) was for the acquisition of certain assets and assumption of certain liabilities of 1301540 on April 15, 2014, which is non-interest bearing, secured by WTI, and is due on October 15, 2014. Refer to Note 20(b). The remaining amount of $104,811 (Cdn$117,462) is unsecured, non-interest bearing, and due on demand.

(k)	As at September 30, 2014, the Company owed $26,056 (Cdn$29,200) (December 31, 2013 – $nil) to the spouse of the President of WTI, which is unsecured, non-interest bearing, and due on demand.

(l)	As at September 30, 2014, the Company owed $26,769 (Cdn$30,000) (December 31, 2013 – $nil) to the brother-in-law of the President of WTI, which is unsecured, non-interest bearing, and due on demand.

(m)

For the nine months ended September 30, 2014, the Company incurred management fees of $102,567 (2013 - $136,933), consulting fees of $25,984 (2013 - $nil) and rent expense of $nil (2013 - $9,350) to the President and companies controlled by the President of 1454004.

(n)

For the nine months ended September 30, 2014, the Company incurred freight and transportation expenses of $63,378 (2013 - $301,321) and sales and marketing expenses of $nil (2013 - $44,537) to a company owned by the spouse of a member of management of the Company. As at September 30, 2014, $nil (December 31, 2013 - $40,076 (Cdn$42,629)) of these charges was included in accounts payable and accrued liabilities.

(o)

For the nine months ended September 30, 2014, the Company incurred labour of $214,585 (2013 - $nil) to a company controlled by the brother of the President of WTI. As at September 30, 2014, $25,859 (Cdn$28,980) (December 31, 2013 - $nil) of these charges was included in accounts payable and accrued liabilities.

(p)	For the nine months ended September 30, 2014, the Company incurred consulting fees of $36,468 (2013 - $nil) to a company controlled by a significant shareholder.

(q)	For the nine months ended September 30, 2014, included in labour are the following amounts:

•	$3,574 (2013 - $9,842) paid to the daughter of the President of 1454004; and

•	$30,076 (2013 - $45,078) paid to the son of the President of 1454004.

(r)	For the nine months ended September 30, 2014, included in salaries and subcontracting fees are the following amounts:

•	$2,598 (2013 - $nil) paid to the son of the President of 1454004; and

•	$9,508 (2013 - $nil) paid to a director of 1454004.

Sunvault Energy, Inc.

Notes to the Consolidated Financial Statements

September 30, 2014

(Expressed in U.S. dollars)

(unaudited)

15. Related Party Transactions (continued)

(s)	For the nine months ended September 30, 2014, included in management fees are the following amounts:

•	$85,000 (2013 - $nil) paid to the President of the Company;

•	$25,500 (2013 - $nil) paid to the Chief Technology Officer of the Company;

•	$20,000 (2013 - $nil) paid to a director of the Company;

•	$50,144 (2013 - $nil) paid to the President of WTI;

•	$59,569 (2013 - $47,882) paid to the daughter of the President of 1454004;

•	$34,873 (2013 - $28,235) paid to the son of the President of 1454004; and

•	$119,824 (2013 - $91,262) paid to a director of 1454004.

16. Common Stock

(a)

On February 18, 2014, the Company issued 350,000 shares of common stock to settle convertible debt of $35,000. Refer to Note 10(b). These shares of common stock were included in the accounts of the Company as at the effective date of the recapitalization. Refer to Note 3.

(b)

On February 18, 2014, the Company issued 300,000 shares of common stock pursuant to a licensing agreement. Refer to Note 19(c). These shares of common stock were included in the accounts of the Company as at the effective date of recapitalization. Refer to Note 3.

(c)	On March 7, 2014, the Company issued 19,500,000 shares of common stock pursuant to the share purchase agreement with 1454004 to effect the acquisition and reverse capitalization. Refer to Note 3.

(d)	Upon acquisition and reverse capitalization, 65,827,333 shares of common stock issued by the Company prior to the acquisition were considered as a recapitalization to 1454004.

(e)

On April 4, 2014, the Company issued 120,000 shares of common stock with a fair value of $15,600 to a company controlled by the President of the Company to settle debt of $30,000. The Company recorded a gain on settlement of debt of $14,400.

(f)

On April 4, 2014, the Company issued 50,000 shares of common stock with a fair value of $6,500 to the Chief Technology Officer of the Company to settle debt of $12,500. The Company recorded a gain on settlement of debt of $6,000.

(g)

On April 10, 2014, the Company issued 191,130 shares of common stock with a fair value of $37,833 to settle the convertible debt of $22,167, accounts payable of $15,000 and accrued interest of $666. Refer to Note 10(a).

(h)

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

(i)	On April 28, 2014, the Company issued 5,000,000 shares of common stock with a fair value of $178,183 pursuant to the purchase agreement with 1301540. Refer to Note 4.

(j)

On June 5, 2014, the Company issued 100,000 shares of common stock with a fair value of $19,000 to a consultant pursuant to a consulting agreement dated April 15, 2014, of which $14,536 was expensed as consulting fees, which reflects the pro-rata portion of the services provided to September 30, 2014. As of September 30, 2014, the remaining amount of $4,464 was recorded as deferred compensation and will be expensed as consulting fees pro-rata over the term of the agreement which ends on October 14, 2014. The fair value of the shares was determined based on the closing price of the Company’s common stock at $0.19 per share on April 15, 2014.

(k)

On June 5, 2014, the Company issued 300,000 shares of common stock with a fair value of $30,000 to a consultant pursuant to a consulting agreement dated March 1, 2014, of which $nil was expensed as consulting fees which reflects the pro-rata portion of the services provided to September 30, 2014. As of September 30, 2014, the remaining amount of $30,000 was recorded as deferred compensation and will be expensed as consulting fees pro-rata over the term of the agreement which will commence in March 2015. The fair value of the shares was determined based on the closing price of the Company’s common stock at $0.10 per share on March 1, 2014.

(l)	On June 5, 2014, the Company issued 500,000 shares of common stock with a fair value of $60,000 to a consultant pursuant to an agreement dated March 15, 2014.

Sunvault Energy, Inc.

Notes to the Consolidated Financial Statements

September 30, 2014

(Expressed in U.S. dollars)

(unaudited)

16. Common Stock (continued)

(m)	On June 6, 2014, the Company issued 600,000 shares of common stock with a fair value of $114,000 to a consultant pursuant to an agreement dated April 15, 2014.

(n)	On June 6, 2014, the Company issued 40,150 shares of common stock with a fair value of $7,628 to a consultant pursuant to an agreement dated May 28, 2014.

(o)	On June 11, 2014, the Company issued 60,000 shares of common stock with a fair value of $9,000 to the Chief Technology Officer of the Company to settle debt of $9,000.

(p)	On June 11, 2014, the Company issued 500,000 shares of common stock with a fair value of $95,000 to a consultant pursuant to an agreement dated April 15, 2014.

(q)

On July 23, 2014, the Company issued 8,000,000 shares of common stock to acquire 500,000 Class A shares of common stock of CleanGen Inc., upon which the Company secured a 100% interest of CleanGen Inc. Refer to Note 5.

(r)	On July 29, 2014, the Company issued an additional 190,000 shares of common stock to re-price the subscription price for a private placement of shares of common stock issued on September 16, 2013.

(s)

On August 8, 2014, the Company issued 1,000,000 shares of common stock with a fair value of $250,000 to two vendors to purchase trailer units pursuant to equipment purchase agreements dated July 25, 2014.

(t)

On August 8, 2014, the Company issued 400,000 shares of common stock with a fair value of $100,000 to a vendor to purchase an oil service truck pursuant to an equipment purchase agreement dated July 29, 2014.

(u)

On September 26, 2014, pursuant to an addendum to the Services and Commission Agreement with Aboriginal Financial Services Corporation (“AFSC”), the Company issued 500,000 shares of common stock with a fair value of $130,000 to AFSC as additional consideration for AFSC’s performance of services rendered in identifying and introducing other business opportunities to the Company. Refer to Note 19(f).

17. Stock Options

On February 6, 2014, the Company adopted the 2014 Stock Option Plan which permits the Company to grant stock options for up to 12,968,800 shares of common stock to officers, directors, employees, and consultants. The Board of Directors will determine the exercise price and vesting schedule for stock options granted. The maximum term of stock options granted is five years.

A summary of the Company’s stock option activity is as follows:

	Number of options	Weighted average exercise price $	Aggregate intrinsic value $

Outstanding, December 31, 2013	–	–

Issued as part of the recapitalization	3,100,000	0.10

Outstanding, September 30, 2014	3,100,000	0.10	465,000

Additional information regarding stock options outstanding as at September 30, 2014, is as follows:

	Outstanding and exercisable
Range of exercise prices $	Number of shares	Weighted average remaining contractual life (years)	Weighted average exercise price $

0.10	3,100,000	4.4	0.10

18. Share Purchase Warrants

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

Sunvault Energy, Inc.

Notes to the Consolidated Financial Statements

September 30, 2014

(Expressed in U.S. dollars)

(unaudited)

18. Share Purchase Warrants (continued)

The following table summarizes the continuity of share purchase warrants:

	Number of warrants	Weighted average exercise price $

Balance, December 31, 2013	–	–

Issued as part of the recapitalization	20,427,333	2.00
Issued to a consultant	100,000	2.00

Balance, September 30, 2014	20,527,333	2.00

As at September 30, 2014, the following share purchase warrants were outstanding:

Number of warrants	Exercise price $	Expiry date

60,000	2.00	September 16, 2015
34,000	2.00	September 17, 2015
333,333	2.00	November 15, 2015
100,000	2.00	April 15, 2017
20,000,000	2.00	August 6, 2023

20,527,333

19. Commitments and Contingencies

(a)

On August 10, 2010, CleanGen Power Corp. (“CleanGen Power”) entered into a lease agreement for land and a building in consideration for base rent of $2,335 (Cdn$2,617) per month, expiring on March 31, 2015. The minimum lease payments over the remaining term of the lease are as follows:

Year	$

2014	7,005
2015	7,005

14,010

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

Sunvault Energy, Inc.

Notes to the Consolidated Financial Statements

September 30, 2014

(Expressed in U.S. dollars)

(unaudited)

19. Commitments and Contingencies (continued)

(c)

On December 9, 2013, the Company entered into a licensing agreement pursuant to which the Company has been granted a royalty-bearing, exclusive license to certain patented inventions. The Company has agreed to pay the licensor $3,000 and issue shares of common stock equal to a fair value of $30,000 on or before January 8, 2014. Refer to Note 16(b). The Company will pay royalties to the licensor calculated based on 4% of net sales for licensed products and processes. The minimum royalty payments are to be paid in advance on a quarterly basis as follows: December 3, 2018: - $500; year 2019 - $2,000; year 2020 - $4,000; year 2021 - $6,000; year 2022 - $8,000; and $10,000 for 2023 and every year thereafter for the life of the agreement. If the first sale of a licensed product occurs before 2019, the first minimum royalty payment will be due on December 31 of the year in which the first sale occurred and the due dates for the subsequent minimum royalty payments will be adjusted accordingly. The Company must provide funding of at least $50,000 by January 6, 2014 for research by the licensor in the area of electrochemical based solar cells with energy storage capacity. In addition, the Company must pay the licensor milestone payments as follows: $5,000 upon completion of a working prototype due on March 31, 2018 and $10,000 upon its first commercial sale due on March 31, 2019. The Company must execute the first commercial sales of products to a retail customer on or before March 31, 2019 or the licensor has the right to terminate the agreement. The term of this license will continue until the latter of the date that no licensed patent remains a pending application or an unforceable patent, or the date on which the licensee’s obligation to pay royalties expires.

(d)

On January 16, 2014, the Company entered into an agreement with a company controlled by the President of the Company whereby the Company is to pay $10,000 per month which is to be paid with shares of common stock of the Company until the Company has adequate funding. If the agreement is terminated by the Company without cause or as a result of a change in control, this Company will be entitled to termination pay of $240,000. Refer to Note 16(e).

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

(f)

On April 24, 2014, the Company entered into a Services and Commission Agreement with AFSC pursuant to which AFSC will provide the Company with knowledge regarding various Aboriginal peoples, groups, organizations and First Nations, Metis and Inuit communities (“Aboriginal Stakeholders”) and their business practices to assist the Company in identifying utility resource development and associated services to assist the Company with contractual arrangements for the development of resource opportunities on Aboriginal lands.

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

Sunvault Energy, Inc.

Notes to the Consolidated Financial Statements

September 30, 2014

(Expressed in U.S. dollars)

(unaudited)

19. Commitments and Contingencies (continued)

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

On September 26, 2014, pursuant to an addendum to the Services and Commission Agreement with AFSC, the Company issued 500,000 shares of common stock to AFSC as additional consideration for AFSC’s performance of services rendered in identifying and introducing other business opportunities to the Company. Refer to Note 16(u).

20. Subsequent Events

(a)

On June 30, 2014, the Company’s subsidiary, CleanGen Inc., entered into an agreement to sell its 75.5% interest in Coole Immersive Inc. for consideration of Cdn$302,000, of which Cdn$200,000 is due upon closing and the remainder is due in monthly payments of Cdn$17,000 per month for six months after closing. The agreement was terminated on November 15, 2014.

(b)	On October 10, 2014, the Company issued 4,000,000 shares of common stock pursuant to the purchase agreement with 1301540 Alberta Ltd. as payment towards the purchase price. Refer to Note 4.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the unaudited consolidated financial statements and the related notes for Sunvault Energy, Inc. (“Sunvault”) for the quarter ended September 30, 2014 that appear elsewhere in this Form 10-Q. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this Form 10-Q, particularly in the section entitled "Risk Factors" beginning on page 15.

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

On July 15, 2014, the Company entered into an agreement to acquire the remaining 49% (valued at Cdn$2,000,000) of CleanGen Inc. and the associated companies of Cutting Edge Tire Recycling LP, Coole Immersive and CleanGen Aboriginal HR Services through the acquisition of the CleanGen shares by agreement with the Elizabeth Metis Settlement and Kanata Metis Cultural Enterprises Ltd. The Sunvault board of directors approved the transaction by board meeting held on July 24, 2014. The Company issued shares of 8,000,000 Sunvault shares with a deemed value of .25 cents per share. Sunvault Energy now owns 100% of the above aforementioned companies.

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

On November 28, 2014, Mr. Bannister resigned as a director for Sunvault Energy Inc.

On January 13, 2015, James Ross resigned as a director for Sunvault Energy Inc.

In March 2015, a newly formed joint venture company, Supervault Energy Inc. was created of which Sunvault will be 50% owner. SuperVault Energy Inc. has signed a license and development agreement to use certain UCLA developed patented Graphene technology for use in the area of electricity storage such as battery alternatives. The Sunvault Energy solar technology chipset allows for the generation, transfer and storage of energy within the same unit. The UCLA created patented process is useable in the manufacturing of a Super – Super Capacitor that is a bolt on technology for Sunvault’s technology, as well as anywhere batteries of any type are used. The combination of these two technologies gives SuperVault the ability to create, transfer and store large amounts of energy within the same unit.

Results of Operations for the Quarters Ended September 30, 2014 and 2013

Our operating results for the quarters ended September 30, 2014 and 2013 are summarized as follows:

For the quarter ended September 30, 2014, Sunvault incurred a net loss of $511,127 compared to a net income of $187,799 in September 30, 2013. The worsened results for the quarter ended September 30, 2014 is mainly attributable to an increase in operating expenses.

	Three months ended September 30, 2014	Three months ended September 30, 2013
	$	$
Total revenue	2,403,743	2,113,547
Direct costs	(1,758,782)	(1,572,939)
Operating expense	(977,397)	(370,140)
Net income (loss)	(332,436)	170,468
Net loss (income) attributable to non-controlling interest	(178,691)	17,331
Net loss (income) attributable to the Company	(511,127)	187,799

Liquidity and Financial Condition

Working Capital

	September 30, 2014	December 31, 2013
	$	$
Current Assets	2,978,497	2,223,371
Current Liabilities	4,478,715	4,076,997
Working Capital (Deficit)	(1,500,218)	(1,853,626)

As of September 30, 2014, Sunvault had current assets of $2,978,497 (consisting of cash, accounts receivable, inventory, prepaid expenses and deposits, and amounts due from related parties) and current liabilities of $4,478,715 resulting in a working capital deficit of $1,500,218 compared to a working capital deficit of $1,853,626 as of December 31, 2013.

Cash Flows

	Nine months ended September 30, 2014	Nine months ended September 30, 2013
	$	$
Net Cash Provided by Operating Activities	105,383	876,645
Net Cash Provided by (Used in) Investing Activities	(461,404)	732,629
Net Cash Provided by (Used in) Financing Activities	121,303	(1,079,561)
Effect of Exchange Rate Changes on Cash	(88,939)	(10,221)
Increase (Decrease) in Cash	(323,657)	519,492

Operating Activities

Net cash provided by operating activities for the nine months ended September 30, 2014 was $105,383, which includes the net loss of $1,037,348 (before non-controlling interest attribution), compared to $876,645 for the nine months ended September 30, 2013.

Investing Activities

 During the nine months ended September 30, 2014, Sunvault had net cash used in investing activities of $461,404 which includes $440,276 for the purchase of property and equipment and $21,690 for license costs offset by $562 in cash acquired on the acquisition of a subsidiary. For the nine months ended September 30, 2013, net cash provided by investing activities was $732,629 which consisted of cash acquired on the acquisition of 1098541 Alberta Ltd. of $322,973 and $635,020 on the redemption of term deposit, offset by the purchase of property and equipment of $225,364.

Financing Activities

During the nine months ended September 30, 2014, Sunvault had net cash provided by financing activities of $121,303 which includes a $105,573 increase in bank indebtedness, proceeds from convertible debt of $229,772, and proceeds from related parties of $26,769. This was offset by $114,571 for the repayment of long-term debt, $78,114 for the repayment of capital lease obligations, $23,450 in deferred financing costs, and $24,676 for the repayment of loans payable. For the nine months ended September 30, 2013, net cash used in financing activities was $1,079,561 consisting of $893,235 for the repayment of loans payable, $98,486 for the repayment of long-term debt, $58,533 for the repayment of capital lease obligations, and $29,307 for the repayments to related parties.

Liquidity and Capital Resources Available to Us

As at September 30, 2014 and the date of this filing, we do not have enough cash on hand to pay our current operating expenses and to execute our current business plan and if we do not raise the necessary equity capital in the next three months from the date of this filing, we will not be able to execute our current business plan. Our total cash requirements may also exceed the future financing we are able to obtain. Currently, we do not have sufficient cash in our bank accounts to cover our current expenses and estimated future expenses. We do not have any formal agreements with management for advancing funds to our company and we do not have any other external sources of financing available to us at the present time.

We intend to meet our cash requirements for the next 12 months through equity financing, if such equity financing becomes available to us. There is no assurance that we will be successful in obtaining any such affiliate loans or in completing any private placement financings to continue our current operations.

We estimate that our expenses over the next 12 months will be approximately $2,070,000 as described in the table below. These estimates may change significantly depending on the nature of our future business activities and our ability to raise capital from shareholders or other sources.

Description	Expenses
$
Legal and accounting fees	150,000
Product development	300,000
Marketing and advertising	244,000
Business development	613,000
Salaries and consulting fees	350,000
General and administrative	413,000
Total	2,070,000

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

Critical Accounting Policies

Our consolidated financial statements are impacted by the accounting policies used and the estimates and assumptions made by management during their preparation. A complete listing of these policies is included in Note 2 of the notes to our consolidated financial statements for the quarter ended September 30, 2014. We have identified below the accounting policies that are of particular importance in the presentation of our financial position, results of operations and cash flows, and which require the application of significant judgment by management.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, or the Act, as of September 30, 2014. We do not have sufficient segregation of duties within accounting functions, which is a basic internal control. Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals. Based on this evaluation, our chief executive officer and chief financial officer have concluded such controls and procedures to be not effective as of September 30, 2014 to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

We are a cash flowing company with growing operations and to date, our development efforts have been focused primarily on the development of our relationship with the Alberta, Canada energy market and other markets for remote sensors and cell phones. Our business model is to develop or acquire existing renewable operating assets to enable a market for our products... Our technology platforms have produced a working prototype based on the technology, and we are starting to look to the commercialization of our products. We expect to have manufacturing processes approved on our products within the next year.

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

On July 25, 2014, we entered into equipment purchase agreements with Fergus Edward Ismond and Steven Mark Hoof, wherein we agreed to purchase trailer units, of which Mr. Ismond and Mr. Hoof are 50% owners. As consideration for the purchase of the trailer units, we have agreed to issue to Mr. Ismond and Mr. Hoof $125,000 each by way of the issuance of shares of our common stock at a deemed price of $0.25 per share. On August 8, 2014, pursuant to the equipment purchase agreements, we issued an aggregate of 1,000,000 shares of our common stock to 2 non- US persons (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction relying on Regulation S of the Securities Act of 1933, as amended.

On July 29, 2014, we entered into an equipment purchase agreement with Mr. Ismond wherein we agreed to purchase an oil field service truck. As consideration for the purchase of the oil field service truck, we have agreed to issue to Mr. Ismond $100,000, by way of the issuance of shares of our common stock at a deemed price of $0.25 per share. On August 8, 2014, pursuant to the equipment purchase agreement, we issued an aggregate of 1,400,000 shares of our common stock to 1 non- US person (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction relying on Regulation S of the Securities Act of 1933, as amended.

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

______________

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

SUNVAULT ENERGY, INC.
(Registrant)

Dated: March 20, 2015	By:	/s/ Gary Monaghan
Gary Monaghan
President, Chief Executive Officer and Director
(Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)

Exhibit Number	Description

31	Rule 13a-14(a)/15d-14(a) Certification - Principal Executive and Principal Accounting Officer
32	Section 1350 Certification
101.INS *	XBRL Instance Document
101.SCH *	XBRL Taxonomy Extension Schema Document
101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB *	XBRL Taxonomy Extension Label Linkbase Document
101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document

_______________

*XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

