Form 10-Q/A
period 2014-03-31
SunVault Energy, Inc.
filed 2015-04-02
CIK 1547716

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

As of February 3, 2015, there were 110,211,947 shares of company common stock issued and outstanding

Explanatory Note

Our company is filing this Form 10-Q/A for the period ended March 31, 2014 to correct clerical errors to the cover page, to indicate that:

(A)

our company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that our company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days; and

(B)

to also indicate that our company has submitted electronically and posted on our corporate Website, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that our company was required to submit and post such files). The above described changes had no effect on our company’s financial position or results of operations.

This amended report does not reflect events occurring after the filing of the Form 10-Q on February 4, 2015, nor does it modify or update those disclosures presented therein, expect with regard to the modification described in this Explanatory Note. Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as a result of this amended report, the certifications filed and furnished as exhibits to the Form 10-Q pursuant to Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002 have been re-executed and re-filed as of the date of this amended report and are included as exhibits hereto.

2

SUNVAULT ENERGY, INC.
Quarterly Report on Form 10-Q
For The Quarterly Period Ended
March 31, 2014

TABLE OF CONTENTS

3

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

4

Item 1. Financial Statements (unaudited)

SUNVAULT ENERGY, INC.

Consolidated Financial Statements

March 31, 2014

(Expressed in U.S. dollars)

(unaudited)

Index
Consolidated Balance Sheets	F–1
Consolidated Statements of Operations	F–2
Consolidated Statements of Cash Flows	F–3
Notes to the Consolidated Financial Statements	F–4

5

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

SUNVAULT ENERGY, INC.
(Registrant)

Dated: April 1, 2015	By:	/s/ Gary Monaghan
Gary Monaghan
President, Chief Executive Officer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Exhibit Number	Description

31	Rule 13a-14(a)/15d-14(a) Certification - Principal Executive and Principal Accounting Officer
32	Section 1350 Certification
101.INS *	XBRL Instance Document
101.SCH *	XBRL Taxonomy Extension Schema Document
101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB *	XBRL Taxonomy Extension Label Linkbase Document
101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document

*XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

