Form 10-Q/A
period 2014-09-30
SunVault Energy, Inc.
filed 2015-04-02
CIK 1547716

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

Explanatory Note

Our company is filing this Form 10-Q/A for the period ended September 30, 2014 to correct clerical errors to the cover page, to indicate that:

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

This amended report does not reflect events occurring after the filing of the Form 10-Q on March 20 , 2015, nor does it modify or update those disclosures presented therein, expect with regard to the modification described in this Explanatory Note. Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as a result of this amended report, the certifications filed and furnished as exhibits to the Form 10-Q pursuant to Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002 have been re-executed and re-filed as of the date of this amended report and are included as exhibits hereto.

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

