Form 10-K
period 2014-12-31
SunVault Energy, Inc.
filed 2015-07-17
CIK 1547716

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number 333-181040

SUNVAULT ENERGY, INC.
(Exact name of registrant as specified in its charter)

Nevada	27-4198202
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Suite 200, 10703 - 181 Street NW, Edmonton, Alberta, Canada	T5S 1N3
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (778) 478-9530

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
None	None

Securities registered pursuant to Section 12(g) of the Act:

None
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the last 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-K (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of "large accelerated filer," "accelerated filer" and  "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of Common Stock held by non-affiliates of the Registrant on June 30, 2014 was $4,679,679 based on a $0.16875 average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date.
106,878,613 common shares as of July 12, 2015.

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART I

Item 1. Business

This annual report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause our performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

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

In this annual report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to "common shares" refer to the common shares in our capital stock.

As used in this current report and unless otherwise indicated, the terms "we", "us", "our" and "Sunvault" mean Sunvault Energy, Inc. and our wholly-owned subsidiaries, unless otherwise indicated:

1.	1454004 Alberta Ltd., an Alberta, Canada corporation;
2.	CleanGen Inc., an Alberta, Canada corporation;
3.	CleanGen Power Corp., the wholly-owned subsidiary of 1454004 Alberta Ltd.;
4.	CleanGen Aboriginal HR Services Ltd., the wholly-owned subsidiary of CleanGen Inc.;
5.	1098541 Alberta Ltd., the wholly-owned subsidiary of CleanGen Inc. and the general partner of CuttingEdge Tire Recycling Limited Partnership;
6.	Coole Immersive Inc., the 75.5% owned subsidiary of CleanGen Inc.; and
7.	Werkman Transport Inc., an Alberta, Canada corporation.

General Overview

Our company was incorporated in the State of Nevada on December 8, 2010 under the name China Green Clothing Inc. Our company changed its name on April 29, 2011 to My Natural Baby Boutique Inc., then to Organic Treehouse Ltd. on January 5, 2012. Our company's previous business was in the wholesale and distribution of organic infant and toddler products which was discontinued on May 8, 2013.

On May 8, 2013, a change of control of our company was made when entities acquired 4,000,000 common shares representing 100% of the common shares held by Sophia Movshina, our former officer, director and majority shareholder which represented 78.74% of the then issued and outstanding common shares of our company. As a result of this acquisition, the following purchasers became the majority shareholders of our company:

•	West Point International Inc., Millennium Trends International Inc.: 15.75%;
•	Millennium Trends International Inc.,: 15.75%;
•	Sunvault Holding Inc.,: 23.62%; and
•	Sunvault Holding Corp.,: 23.62%.

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

On May 31, 2013, we affected a 20 for 1 forward stock split of the issued and outstanding shares of our common stock. As a result of the forward split, our then issued and outstanding common stock increased from 5,080,000 common shares to 101,600,000 common shares with a par value of $0.001. The name change and forward split became effective on approval from FINRA at the opening of trading on June 28, 2013 under the trading symbol to SVLT.

We have not been involved in any bankruptcy, receivership or similar proceedings, nor have we been a party to any material reclassification, merger, consolidation or previous purchase or sale of a significant amount of assets not in the ordinary course of our business. Our management decision, to acquire revenue producing companies to provide a firm foundation that our company's significant technologies could grow from, is one that we stand committed to.

Our Current Business

Our company's mission is to bring cost effective generation and energy storage to the world market through a seamless and simultaneous integration of energy generation and storage. The Company has applied for several patents relating to photovoltaics, transfer protocols and energy storage through the company's technology platforms. The company has completed research and development in the advancement of a energy storage device technology and has made some significant achievements.

We believe this technical approach has the potential to enable one of the lowest overall system cost structures while operating at maximum efficiency. Our company's objective is to then facilitate global energy generation through a distributed utility business model built upon and around our company's All-in-One™, PolyCell™ and our Energy Storage Deviceplus the Vertical Solar Appliance technology platforms.

Once verification of our energy storage device has completed we expect to conduct a licensing approach to ensure this technology is utilized in many markets with many potential partners. We expect this licensing strategy will be used to further develop and build upon our company's business plan and facilitate increased speed-to-market of our products. Our corporate website is www.sunvaultenergy.com.

Our company's current business strategy is as follows:

1.

Purchase revenue generating renewable assets that align with the corporate mission so as to lessen our company's dependency on external funding sources while simultaneously serving as an existing socket in which to plug proprietary Sunvault products into once our products come to fruition and become commercially viable.

2.

Align with two leading technical universities to develop the vertical solar appliance and All-in-One™ platforms, described below. The company will utilize relationships with these two leading universities to gain independent third party verification of the company developed energy storage device.

3.	Set up manufacturing once the company has completed verification and certification with CSA and ULC plus additional regulatory authorities in Asia and Europe.
4.

Once the technology platforms are production ready, align with a for-profit global energy brand that brings manufacturing, distribution and a complimentary energy product portfolio and generate revenue via a royalty licensing model.

Our company is no longer a development stage company. The company is bringing cost-effective energy generation and energy storage to the world market.. Our company views the global energy dilemma as a system problem, involving all aspects of the way electricity is produced, consumed and managed. Three platform technologies underpin Sunvault: 1) Energy Storage Device and PolyCell™ batteries for energy storage, 2) All-in-One™, a new energy generation/storage chemistry, and 3) a vertical solar appliance. These platforms and a commercialization strategy have been crafted in an attempt to redefine all aspects contributing to the total cost of electricity.

PolyCell™ is a fundamentally new, proprietary, patent pending method for assembling a multi-celled battery. The PolyCell™ technical mindset is built upon technology currently in production operating at TRL level 9 but slated for mobile applications such as electric vehicles, scooters, etc. These current products, not produced by our company, are intended for small scale storage, <5kWh per unit. Our company anticipates building upon this working knowledge so as to develop advanced processes to manufacture large, 50kWh, 120V batteries having the potential to be the lowest cost stationary batteries on the market at $100/kWh. This cost compares to $300-350/kWh for the nearest alternatives such as lead-acid and molten salt batteries. The cycle life of large scale PolyCell™ storage batteries is anticipated to deliver electricity at grid parity cost upon market entry. Our company currently needs funding to execute our plan to develop additive manufacturing techniques and production scale-up.

All-in-One™ is primarily a photovoltaic (PV), electrochemical cell invented for the purposes of generating and storing energy at the molecular level. It is not a solar panel or a battery. It is a new chemistry that combines the functions of each into one seamless and potentially disruptive, low cost energy solution. One can think of this technology as a solar panel that stores its own energy and provides power when the sun goes down. The concept has been experimentally verified, demonstrated by video via our company's website with a current TRL of 3. This technology anticipates eliminating the cost and complexity of power conversion when charging batteries with PV by building this functionality into the chemistry of the photoactive material. Research suggests power conversion costs account for 1/3 to 1/2 of the system cost.

PolyCell™ and All-In-One™ chemistry enable our company's ultimate vision of a three-dimensional solar appliance. Energy cost and installation complexity are significantly reduced with this appliance by integrating energy generation and storage into one unit which eliminates the boots-on-the-roof and other custom engineering associated with conventional solar installations. The appliance is envisioned to be installed in a matter of hours as opposed to days. Multiple appliances could be theoretically aggregated and controlled remotely by entities tasked with integrating 100% renewable energy production portfolio. A vertical appliance, perhaps similar in size to a water heater, will produce 2-20 times the energy in an equivalent footprint compared to conventional solar. This performance suggestion has been verified experimentally by research developed at the Massachusetts Institute of Technology. Initially, we expect that conventional PV materials will be integrated with PolyCell™ to commercialize this technology. Ultimately, the All-in-One™ chemistry is expected to be the low cost solution for this appliance approach but this will take time to develop, refine and acquire necessary agency approvals. Appliances can be scaled for both residential and industrial use and can be aggregated in such a manner as to enable 100% clean renewable energy independent of whether the sun shines or the wind blows.

Our Business and Patent Pending Technology

Our platform technology is comprised of four patents-pending applications that are anticipated to be combined with future rights to other patented and patent pending technologies. The Company has invented a number of new technology platforms which include a separator, a non toxic electrolyte and a energy storage device which the company believes is at the lithium ion level of performance. Each product has incredible potential and together could produce a higher quality battery than lithium ion. Patents are being prepared on the intellectual property created by the Company. This technology we believe is going to radically change the energy storage market and affect many industries, from the electric car, to smart phones to the actual power grid to every hand held battery powered device.

Intellectual Property

The Company has made significant advances in the last few months in the development of a energy storage device is currently being verified by independent third parties. Patents are in process of being completed for submission to protect the IP.

We have filed four pending patent applications and will require licensing agreements with third parties upon which to further develop their technologies to facilitate and execute our business plan:

1.

SVLT patent application #1 US 61/834,394 - Sunvault -SUNV-1001A Cross referenced - with PHOTOVOLTAIC ARRAY WITH COLORANT - this patent under 1001A is also for Photovoltaic Coating - Filing Patent Receipt received - June 16, 2014.

This provisional patent application is related to coatings and films which improve the aesthetics of existing solar panels without impeding their efficiency. While the potential technology has use in existing, typical solar installations, the primary purpose for its development is to enable aesthetics and performance targets for the vertical photovoltaic energy generation/storage appliance.

2.	SVLT patent application #2 US 61/834,396 - Sunvault -SUNV-1002A - Vertical Solar Appliance - Filing Patent Receipt received - June 16, 2014.

This provisional patent application is related to a vertical appliance which generates and stores energy from the sun. Its value proposition is the potential to provide electrical energy at grid parity pricing even when the sun is not shining. The reason for the vertical aspect is that it provides more power per area illuminated. Going vertical also eliminates solar panels on the roof of a structure and decreases associated installation time and cost. When the energy storage is integrated and these appliances are grid tied, they enable a distributed aggregation business model. Such a model allows remote access for utility companies to defer capital expenditures by using these appliances for peak shaving and load shifting as opposed to gas-fired peaker turbines or similar carbon-emitting generation.

3.	SVLT patent application #3 US 61/834,399 - Sunvault -SUNV-1003A - Technologies for Generating Storing and Discharging Electricity - Filing Patent Receipt received - June 16, 2014,

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

4.	SVLT patent application #4 US 61/831,580 - Cross Referenced - Sunvault -SUNV-1001A - Renewable Energy Technologies - PHOTOVOLTAIC ARRAY WITH COLORANT - Filing Patent Receipt received - June 16, 2014.

This provisional patent application covers all of the technology in the broad technology roadmap.

In regard to the All-in-One™ technology, our company has intentions to enter into a technology license agreement with the University of British Columbia pertaining to a unique organic chlorophyll-based simultaneous energy generation and storage technology. After significant investment in time and research, our company now believes that we have superseded this organic bio-based solar technology with an alternative technology which we now refer to as "All-In-One". The licensing rights, previously negotiated and consummated with Millennium, were transferred back to Millennium due to company concerns regarding performance and lifetime constraints. We may not be exercising the licensing rights to the technology from the University of British Columbia, instead focusing our efforts on this new and improved "All-In-One" technology. Nevertheless, our company's proprietary All-in-One™ technology meets many of the current performance requirements to power remote sensors and other low-drain devices. The University of Florida was signed to move the All-in-One™ technology forward for the synergistic and supporting licensing rights to this technology. All patents were filed on June 16, 2014.

We own our domain name and website www.sunvaultenergy.com.

Pending Trademark Applications:

Sunvault corporate name (US Application 85857326) - Application date June 8, 2013. We are no longer pursuing a trademark of our corporate name at this time. We may review this decision at a later date.

Future Business Operating Segments

Our Company has developed privately held independent incubation companies to begin to enter into areas of cash flow that can be added to Sunvault's group of companies by acquisition as we mature these companies forward. The companies are as follows:

1. Edison Power Company - with domains - Edison Power Corp .com, Edison Power Corp.ca, Edisonpower.ca - Edison Power Company is being launched to sell power into deregulated power markets in North America.

2. Aboriginal Power Corp - with domains - Aboriginal Power Corp.com, Aboriginal Power Corp.ca and apcorp.ca. Aboriginal Power will sell power and natural gas and other services into the aboriginal marketplace.

3. Edison Battery - As the Company develops its energy storage device - Edison Battery is an excellent brand for the product.

We expect to use the electricity markets in Alberta Canada as our market entry for a number of our products in 2015. Our company plans to pursue the electrical and other community infrastructure markets in Alberta with our various technology platforms. Our company is focusing on opportunities that present themselves from a supply of power and other infrastructure services in markets that are in need of these services, a number of our directors and managers have extensive experience in this regard.

Current renewables integration is fraught with issues stemming from the fact that the sun doesn't always shine and the wind doesn't always blow thereby forcing electrical utilities to invest in auxiliary power generation equipment so as to make up the difference during periods lacking in sun and wind availability.

Our company has strategically added Former-Governor William Richardson, former Secretary of Energy, to our board of directors so as to try to strengthen management relationships and business competency in unregulated global markets where the business case for energy arbitrage (buy low, sell high) is immediately attractive.

We anticipate all Alberta arbitrage projects in the future will incorporate our company's energy storage device and patent-pending PolyCell™ and All-in-One™ technologies in addition to best-in-class components that are accessible in the market today. We are currently working to determine the proper timing, amounts and type of financing we will require to complete our energy storage device move this to manufacturing and build out our other technologies while continuimng to build our cash flowing operations. The Alberta market is a natural entry point due to geographic proximity, although markets in Germany and Asia are beginning to emerge in to the global spotlight due to the recent establishment of significant government financial support programs. There are also many deregulated states in the US.The following map illustrates this:

Acquisition of Intellectual Property

On May 8, 2013, pursuant to a securities purchase agreement, Millennium and its affiliated corporate entities acquired 80,000,000 shares (4,000,000 pre-split shares) of our company's common stock and became a majority shareholder. Following consummation of the transaction, Millennium and its affiliated entities held 78.74% of the voting securities of our company. The transaction resulted in a change in control of our company from the former shareholder to Millennium and its related entities. On May 8, 2013, our company also received a 50% interest in certain intellectual property ("Joint IP") that was transferred to our company from Millennium for total consideration of $1. This transfer was accounted for as a transfer of intellectual property between entities under common control and there was no historical cost basis in this intellectual property for Millennium, therefore no gain or loss was recognized.

On June 8, 2013, there was an agreement for the transfer of intellectual property rights ("Premier IP") between Millennium and Premier Global Holdings Corp., a related party to our company and Millennium, whereby Millennium agreed to transfer 3,150,000 shares of our company's common stock which it obtained as part of the change in control in our company to Premier's debenture holders, to satisfy Premier's liability to all its debenture holders, in return for the transfer of Premier IP to Millennium.

On August 6, 2013, our company assigned our rights, interests and our share in this Joint IP back to Millennium for a 100% interest in the intellectual property our company now owns, mentioned above. We have let our rights to certain intellectual property acquired in this transfer to expire.

Under the terms of the assignment, our company agreed to assign the exclusive rights and title of our 50% interest in the Joint IP to Millennium for $1. Millennium agreed to assign exclusive rights and title in the Premier IP to our company for $1. In consideration for this assignment, Millennium surrendered 36,850,000 of our company's common shares for cancellation. Our company was required to issue to Millennium 20,000,000 warrants to purchase common shares of our company at an exercise price of $2.00 per share and expiring ten years from the date of issuance.

The 20,000,000 warrants that were to be issued as part as the intellectual property transfer were subsequently cancelled by our company.

Effective December 9, 2013, we entered into a standard exclusive licensing agreement with sublicensing terms with the University of South Florida Research Foundation, Inc. pursuant to which our company has been granted a royalty-bearing worldwide exclusive license to certain patented inventions, as more particularly described in the License Agreement, as follows:

•	Patent(s)/patent application(s) identified in the agreement, namely, US Provisional Patent Application for Electrochemical Based Solar Cells with Energy Storage Capacity.
•	Any and all United States and foreign patent applications claiming priority to any of the patent(s) and patent application(s).
•

Any and all patents issuing from the patent applications, including, but not limited to, letters patents, patents of addition, reissues, examinations, extensions, restorations and supplementary protection certificates.

•

Our company may also sublicense the licensed patents to third parties upon approval from South Florida Research, subject to the terms and conditions of the license agreement. The agreement was signed by both parties as of January 23, 2014.

•

Our company has agreed that the first commercial sale of products to the retail customer shall occur on or before March 31, 2019 or South Florida Research shall have the right to terminate the license agreement. Our company is also required to meet certain milestones as set out in the agreement and will notify South Florida Research when each milestone is met.

As payment under the license agreement, our company has agreed to pay South Florida Research a license issue fee of $3,000 and as further consideration our company has issued 300,000 shares as part of the signed agreement but still has a license issue fee of $3,000 to pay to South Florida Research. Our company will also pay royalties as earned to South Florida Research calculated based on 4% of net sales for licensed product and processes, as more particularly described in the license agreement.

Our company will be obligated to provide annual minimum royalty payments to be paid in advance on a quarterly basis for each year in which the license agreement is in effect. Such payments to be advanced on a quarterly basis starting on December 31, 2018, and then each following quarters of March 31, June 30 and September 30.

Our company purchased 729 KW of solar panels but has not paid or issued shares on these panels as of yet. Money owing on these panels will be issued to the seller in the form of shares for purchase.

Products

The product markets we are focusing on initially are:

1)	The Electric Car market - with our energy storage device surpassing lithium in performance during testing, we expect that this market will continue to be a major emphasis for the company.
2)	The smart phone market - is a very large churning market with a real opportunity for our Energy Storage Device - faster charging, longer lasting energy storage in smart phones will be widely accepted by a demanding consumer.
3)	Grid Stabilization - the ability to store energy off peak and return to the grid during peak hours is a revenue stream we are pursuing.

Market, Customers and Distribution Methods

On the Energy Storage Device our market opportunities will be in the following market areas initially:

1)	Grid Stabilization - the ability to store energy off the grid during non peak hours and return during peak hours is a business model we are pursuing.
2)	The Electric Car - powering the electric car with a faster charging more reliable energy storage device.
3)	Smart Phone - Energy Storage Devices - using fast charging longer lasting energy storage.
4)	Solar - to Energy Storage - off grid

Our market opportunities will be in the following areas and are a combination of solar opportunities represented through our patents working in conjunction with our Energy Storage Device. :

•	Military - Cost-effective, energy security, fixed or rapid deployment.
•	Industrial - Increased revenue dollars per acre on new and existing solar parks with lowest-cost above or below ground energy storage.
•	Commercial - The vertical appliance integration maximizes solar exposure and return on investment on cluttered rooftops.
•

Residential - Dramatically enhancing the aesthetic appeal of conventional solar thereby generating greater home owner association acceptance. Enabling the ability to automatically buy electricity at night when it is cheap and use it during the day when it is expensive. Replace gas-fired backup generators with entire house or dedicated circuit protection.

•	Electronic Device (laptop, smartphone, LED lighting, etc.) - Seamless outdoor lifestyle integration, next generation aesthetics. Power for use in backyard sheds.

Our primary operating structure anticipates both demand fulfillment and demand generation.

•

Demand Fulfillment - Inbound logistics include call-off to suppliers, materials handling, warehousing and inventory control. Operations include conversion, assembly, packaging and maintenance. Outbound logistics include warehousing, order processing, picking, shipment and delivery.

•

Demand Generation - Marketing and sales includes channels to market, product, pricing, advertising and promotion, distribution, customer value, cost to consumer, convenience, communication and sales force effectiveness. Service includes installation, repair and training.

We also provide the following support activities:

•	Procurement includes purchasing raw material, supplies, fixed assets.
•	Technological development includes process design, product design and research and development.
•	Human Resources includes recruiting, hiring, training, developing and compensating all personnel.
•	Infrastructure includes general management, finance, accounting and IT.

Our target segments are as follows:

Renewable developers and owners with an estimated target market of $100,000,000,000:

•	Ramp control
•	Curtailment mitigation
•	Firming/shaping
•	Interconnection compliance
•	Grid services

Transmission and distribution providers with an estimated target market of $2,000,000,000,000:

•	Transmission and distribution deferral
•	Voltage support
•	Power quality
•	Grid reliability enhancement

Ancillary service providers with an estimated target market of $9,000,000,000:

•	Frequency regulation
•	Voltage regulation
•	Response services

End users with an estimated target market of $500,000,000,000:

•	Arbitrage
•	Power reliability
•	Power quality
•	LED lighting integration

Homeland Security & Defense with an estimated target market of $25,000,000,000:

•	Off-grid
•	Mission critical support
•	Diesel gen set optimization

Bottom of the Pyramid with an estimated target market of $60,000,000,000:

•	Off-grid villages
•	Gen Set Optimization
•	Micro-Franchise charging

Our paths to market include, but are not limited to:

•	Global Electric Utilities - Existing boots-on-the-ground install network; flagship branded or private-label solution provider.
•	Department of Defense and Homeland Security - Off-grid/mission critical.
•	Renewable Developers - New and existing installations, utility customers, home/ business owners.
•	Humanitarian Aid - Existing distribution network to access the 1.6 billion people living without electricity.

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

Acquisitions

Our company has set a course to acquire companies with strong balance sheets to set our company on a firm foundation for future growth while we develop our technology forward.

Some of these acquisitions contemplated could have an associated market risk. There is no assurance that the company plans to acquire specifically the types of revenue producing companies desired will be achieved. The company believes that this course of action will make our company more appealing for future investment.

Compliance with Government Regulation

There are no government regulations, which apply specifically to our appliance and to which we have to comply. Sunvault subsidiaries - Cutting Edge Tire Recycling deals withAlberta Environment, Alberta Labour Standards, Workman Compensation Board, Occupational Health & Safety Act, Fire Marshall Standards, County of Ponoka bylaws, Alberta Recycling Management Authority, AB Transport, Aboriginal Affairs & Northern Development Canada, and Parkland County bylaws.

Subsidiaries

Our subsidiaries consist of Werkman Transport Inc. (wholly-owned) and 1454004 Alberta Ltd. (wholly-owned), including 1454004 Alberta Ltd.'s wholly-owned subsidiaries, CleanGen Power Corp., and CleanGen Inc., including CleanGen Inc.'s wholly-owned subsidiaries, CleanGen Aboriginal HR Services Ltd and 1098541 Alberta Ltd. (which is the general partner for CuttingEdge Tire Recycling Limited Partnership), and its 75.5% owned subsidiary Coole Immersive Inc. The Company plans to close CleanGen Power Corp and CleanGen Inc. this upcoming calendar year. The companies are now considered redundant. The company does plan to reopen landfill operations in a different location - but will utilize incubation company Aboriginal Power Corp for this purpose.

CleanGen Inc. is a 100% solely owed group of companies acquired by our company and encompasses CleanGen Inc., CleanGen Power Corp, Cutting Edge Tire Recycling LP. Coole Immersive, and CleanGen Aboriginal HR Services. The group of companies were acquired to 100% ownership through three separate acquisitions.

1.	The acquisition of 1454004 Alberta Ltd which owned 100% of CleanGen Power Corp and 50% of CleanGen Inc. group of companies. In this transaction we issued 19,500,000 shares of our common stock at market on February 14, 2014.
2.	The issuance and conversion of preferred shares to common shares to acquire an additional 6% of CleanGen Inc. moving our company into a control position of 56%. This was completed by the vend in of $900,000 worth of solar panels of which $525,000 was converted to preferred shares by subscription agreement and then to common shares. This left $375,000 still owing to our company for these panels.
3.	Our company then acquired the remaining 44% of CleanGen for $2,000,000 and an issue of 8,000,000 shares at a deemed value of $0.25 per share. A treasury order was issued on June 10, 2014 to complete the transaction and shares were held until the final agreement was signed on July 15, 2014.

On April 1, 2014, we acquired 100% of Eco-West Transport through the issuance of 3,333,334 shares of our common stock at $0.15 per share. This agreement was rescinded by agreement by all parties on October 27, 2014 after receiving a collection of conditions surfaced that within the context of the agreement did not match the original agreement. All parties rescinded and the Eco-West company purchase was reversed.

On April 11, 2014, we acquired the assets of 1305140 Alberta Ltd., doing business as "Werkman Transport". The purchase price was CAN$3,000,000. This asset purchase was completed through the issuance of our common shares. On April 11, 2014, we issued 5,000,000 common shares of our company with a deemed value of CAN$0.20 for aggregate consideration of CAN$1,000,000. Pursuant to the agreement, our company created a new, wholly-owned subsidiary, named Werkman Transport Inc., under which the purchased assets and assumed liabilities of 1301540 Alberta were transferred upon receipt by 1301540 Alberta of the 5,000,000 shares of common stock of our company.

Subsequently on September 29, 2014, we issued a second tranche of 4,000,000 common shares of our company with a deemed value of CAN$0.30 cents as payment of CAN$1,200,000 towards the purchase price and leaving a balance owing by our company of CAN$800,000 worth of common shares of our common stock.

On July 15, 2014, we entered into an agreement to acquire the remaining 44% (valued at CAN$2,000,000) of CleanGen and the associated companies of CleanGen Power Corp, CleanGen Inc., Cutting Edge Tire Recycling LP, Coole Immersive and CleanGen Aboriginal HR Services through the acquisition of the CleanGen shares by agreement with the Elizabeth Metis Settlement, and the Kanata Metis Cultural Enterprises Ltd. Our company's board of directors approved the transaction by board meeting held on July 24, 2014. Our company issued shares of 8,000,000 shares of our common stock with a deemed value of $0.25 per share. Our company now owns 100% of the above aforementioned companies.

Bankruptcy or Similar Proceedings

We have not been subject to any bankruptcy, receivership or similar proceeding.

Employees

We have developed operations through Cutting Edge Tire Recycling and our head office is in Edmonton Alberta.( Suite 200 - 10703 - 181 Street NW Edmonton, Alberta, T5S 1N3 The Company is no longer a development stage company. Gary Monaghan, our chief executive officer and director currently devotes 40 hours per week to company matters. Effective January 15, 2014, a management contract was signed for Gary Monaghan, our chief executive officer, and a consulting contract was signed for Franzi Tschurtschenthaler, as chief technical officer. On Dec 2, 2014 - Mr. Tschurtschenthaler withdrew his contract due to conflicts with his workload at the University of British Columbia Unpaid fees to Mr. Monaghan have been accrued. The company has approximately 40 employees between Sunvault Corporate and Operations of Cutting Edge Tire and our Edmonton head office.

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

As above, on January 7, 2014, our company entered into a recapitalization agreement with its largest shareholder group Millennium Trends International Inc. and West Point International Inc., who negotiated the transaction with our former chief executive officer and director, John Crawford, while he was still in office. This transaction gave the direction to return 35 million common shares of our company to treasury. The shares returned under the agreement were owned by Millennium Trends International Inc. and West Point International Inc. both of which are Bahamian Companies.

Effective February 19, 2014, we entered into a share purchase agreement, with Mr. Klyne and 1454004 Alberta Ltd., an Alberta, Canada Corporation. Mr. Klyne is the sole shareholder of 1454004 Alberta. Pursuant to the agreement, 100% of the issued and outstanding common shares of 1454004 Alberta were acquired from Mr. Klyne for 19,500,000 common shares of our common stock. The share purchase agreement was approved by a meeting of the board of directors on March 1, 2014. As a result, 1454004 Alberta Ltd. became our wholly-owned subsidiary. 1454004 Alberta holds 100% of the issued and outstanding shares of CleanGen Power Corp. and 50% of the issued and outstanding shares of CleanGen Inc., an Alberta, Canada Corporation that operates CuttingEdge Tire Recycling LP.

Effective March 1, 2014, we entered into a collaborative agreement with Massachusetts Institute of Technology, wherein they agreed to conduct a research program on behalf of our company for our Sunvault 3D PV (Photovoltaics) appliance. Our company had payment terms within the agreement of $42,500 at signing and $42,500 effective May 1, 2014. On April 29, 2014, we received a termination letter from the Massachusetts Institute of Technology, due to Professor Jeffrey Grossman having conflicting commitments. Our company moved on to an agreement with the University of British Columbia working with our chief operating officer, Franzi Tschurtschenthaler and Professor John Madden. On Dec 2, 2014 Mr. Tschurtschenthaler withdrew his contract due to conflicts with his workload at the University of British Columbia.

On February 20, 2014, Premier Global through a bill of sale agreement agreed to transfer 433KW of solar panels to our company.

Effective March 5, 2014, we transferred 900 KW panels (valued CAN$900,000 at $1,000 per KW) to CleanGen in exchange for two items; (1) our purchase of 21,000 preferred shares of CleanGen for CAN$525,000. The shortfall from the 729 solar panels now owned by our company was made up from 171 of the 433KW of panels received from Premier Global. The remaining 262KW of panels are part of a collateral agreement between our former chief executive officer and director, John Crawford, and an investment he made into our company through Westpoint International. Mr. Crawford has ownership of 262KW; and (2) CleanGen Inc. owes our company $375,000. After these transactions, our company does not have any panels remaining. Our company was issued 21,000 preferred shares from CleanGen on March 20, 2014. At this date our company moved into a position of control of CleanGen with 51% of the voting shares.

On March 14, 2014, our company, through our subsidiary, purchased land to increase the size of the site of CuttingEdge Tire Recycling to 30 acres from 12 acres. Subsequent to the purchase, we constructed a building with dimensions of 68'L x 40'Wx20"H to house the new mulching plant for our company.

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

On April 11, 2014, we acquired the assets of 1305140 Alberta Ltd., doing business as "Werkman Transport". The purchase price was CAN$3,000,000. This asset purchase was completed through the issuance of our common shares. On April 11, 2014, we issued 5,000,000 common shares of our company with a deemed value of CAN$0.20 per share for aggregate consideration of CAN$1,000,000. 1301540 Alberta is a transportation company operating under the name of Werkman Transport Inc. Together with the latest environmental technology and equipment, Werkman Transport provides customers the best on site delivery services throughout Western Canada with a fleet of 53' walking trailers.

On October 10, 2014, we issued a second tranche of 4,000,000 common shares of our company with a deemed value of CAN$0.30 as payment of CAN$1,200,000 towards the purchase price and leaving a balance owing by our company of CAN$800,000 worth of common shares of our common stock.

On April 24, 2014, we entered into a Services and Commission Agreement with Aboriginal Financial Services Corporation ("AFSC") pursuant to which AFSC will provide our company with knowledge regarding various Aboriginal peoples, groups, organizations and First Nations, Metis and Inuit communities ("Aboriginal Stakeholders") and their business practices to assist our company in identifying utility resource development and associated services to assist our company with contractual arrangements for the development of resource opportunities on Aboriginal lands.

Under the terms of the agreement our company agreed to pay AFSC a one-time CAN$3,000 retainer upon execution of the agreement and reimburse AFSC on a monthly basis for pre-approved out-of-pocket expenses. Our company has also agreed to issue the following shares based on various target contracts, as more particularly described in the agreement:

1.	500,000 shares of our common stock at the then prevailing market rate for any and all target contracts having a total capital investment value of up to CAN$4,999,999 issuable as of the date of signing of target contracts with Aboriginal Stakeholders.
2.	An additional 500,000 shares of our common stock at the then prevailing market rate will be deemed earned and issuable as of the date of completion of the target contracts.
3.	A further 500,000 shares of our common stock at the prevailing market rate for any and all target contracts having a cumulative total capital investment of CAN$5,000,000 or more upon completion of the target contracts. Such shares will be deemed earned and issuable upon the target contracts being completed.

Our company also agreed to pay AFSC a commission for any and all third party financing introduced to our company by AFSC as follows:

1.	10% of the first CAN$1 million, plus;
2.	8% of the second CAN$1 million, plus;
3.	6% of the third CAN$1 million, plus;
4.	4% of the fourth CAN$1 million, plus
5.	2% of everything above CAN$4 million.

The agreement may be terminated by either party with 90 days written notice.

On September 14, 2014, we signed an addendum to the agreement for additional consideration for AFSC's performance of services rendered in identifying and introducing other business opportunities to our company. As consideration under this addendum we issued 500,000 restricted shares of our common stock to AFSC at a deemed price of $0.30 per share.

On April 24, 2014, we announced that our company had reached an agreement with BCI Renewables to acquire 100% of an assignment and amendatory agreement and gain a 100% interest in an affiliate of BCI Renewables, a special purpose vehicle that owns the Gregos Peloponnisoy Solar Park. The purchase price relating to the 100% equity stake in the special purpose vehicle was approximately 4,293,000 Euros ($5,921,787) less assumed project financing debt and subject to other adjustments.

Our company had previously signed an agreement for an 80% interest in two solar parks, but through a diligence process has determined to move to a 100% interest in one solar park rather than an 80% interest in two solar parks.

The transaction was subject to a successful filing of an S-1 Registration Statement with the regulators so the necessary shares to be issued to the sellers are registered and fulfillment of the acquisition date requirements within the agreement could be achieved. The shares registered under the S-1 were to be done at $0.60 per share. As of the date of this Annual Report the filing an S-1 has not been able to be successfully filed so the acquisition has not proceeded forward at this time. Our company required audits, which have been complicated, to be completed. This has halted our company's ability to fully fulfill the condition to close the agreement and complete through the filing of the S-1 with the regulatory authority. There has been little contact with the vendor and our company's inability to conclude this transaction could lead to a potential disagreement with the parties that could result in some form of legal resolve. At this point our company has not received any form of notice and it is our plan that once our company can resume proper reporting status, the agreement can be revisited. There is a general possibility that the vendor may have moved on to an alternative purchase with a different party.

On July 15, 2014, we entered into an agreement to acquire the remaining 44% (valued at CAN$2,000,000) of CleanGen and the associated companies of CleanGen Power Corp, CleanGen Inc., Cutting Edge Tire Recycling LP, Coole Immersive and CleanGen Aboriginal HR Services through the acquisition of the CleanGen shares by agreement with the Elizabeth Metis Settlement, and the Kanata Metis Cultural Enterprises Ltd. Our company's board of directors approved the transaction by board meeting held on July 24, 2014. Our company issued 8,000,000 shares of our common stock with a deemed value of $0.25 per share. Our company now owns 100% of the above aforementioned companies.

On July 25, 2014, we entered into equipment purchase agreements with Fergus Edward Ismond and Steven Mark Hoof, wherein we agreed to purchase trailer units, of which Mr. Ismond and Mr. Hoof are 50% owners. As consideration for the purchase of the trailer units, we agreed to issue to Mr. Ismond and Mr. Hoof $125,000 each by way of the issuance of shares of an aggregate of 1,400,000 shares our common stock at a deemed price of $0.25 per share.

On July 29, 2014, we entered into an equipment purchase agreement with Mr. Ismond wherein we agreed to purchase an oil service truck. As consideration for the purchase of the oil service truck, we have agreed to issue to Mr. Ismond $100,000, by way of the issuance of shares of our common stock at a deemed price of $0.25 per share.

Pursuant to the equipment purchase agreements, we issued an aggregate of 1,400,000 shares of our common stock.

On August 1, 2014, we entered into business development relationship with Aboriginal Power Corporation to act in the area of business development for our company specifically when it comes to Aboriginal relationships and business opportunities. It has been agreed that Aboriginal Power Corporation will act as an incubation company for opportunities that can be developed into a state of readiness for Sunvault to accept into our company. We have the exclusive right to acquire Aboriginal Power Corporation and will proceed with a planned acquisition of Aboriginal Power Corporation through a normal definitive agreement and subject to approval by our company's board of directors. Our company signed a binding letter of intent on August 5, 2014 to establish a price agreeable between both parties before final definitive agreement.

Our company has set up a preferred share arrangement whereby finder's fees can be issued at a rate up to 15%. If financing is consummated, then the finder shall be entitled to a cash fee of 15% of the funds received pursuant to the financing. This fee will be paid through the issue of securities to a formula based on 15% of the cash value to be determined or 15% of the securities issued to realize the cash value. Securities to be issued will be preferred shares with a 5-1 voting privilege in lieu of the previously approved share issuances for commissions on asset and share purchases. These shares would be convertible to common shares at any time, however, once converted, would have normal common share voting privileges. This arrangement was approved by our board of directors at meetings held on March 29, 2014 and July 24, 2014.

On August 7, 2014, we announced that Aboriginal Power Corporation created a limited partnership with Northern Lights Energy and Power Ltd., named Northern Lights Aboriginal Power Corp LP.

Under the agreement, Aboriginal Power Corporation will own 51% of the limited partnership, while Northern Lights Energy and Power Ltd. will own 49% of the limited partnership.

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

Our company is dedicated to working with First Nations. This market segment will create additional long term Partnerships for Northern Lights Aboriginal Power Corp LP and can be expanded to include modern infrastructure and services at cost effect rates for First Nations.

On October 6, 2014, our company sold nine mobile office trailers to three purchasers for an aggregate amount of CAN$270,000 or CAN$30,000 per trailer.

In December 2014, Albert Klyne flew to Kelowna to meet with Sunvault management to request to purchase the landfill site for $2,000,000. The suggested deal would have to take place over time, When questions of fiduciary duty as a director came up in reference to selling, because "he could no longer control the landlord" the conversation ended,

On January 1, 2015 - Lorne Mark Roseborough resigned as director of CleanGen Power Corp, On January 15, 2015, Margaret Ward resigned as Director of CleanGen Power Corp. On January 30, 2015, Albert Klyne attempted to resign as Director - but as last remaining director his resignation is invalid. Then on February 1, 2015, a suspicious fire was lit on a leased piece of equipment we were using to turn a large woodpile into approximately $300,000 worth of sawdust. We reported the incident to the RCMP. There was an accelerant used to start the fire. This is the third documented fire on the property, each time resulting in a change of managed operations. Two days later we received a threatening call to not try to process that wood pile or face similar consequences. Then approximately a week later we were asked to leave the leased area by the landlord Margaret Ward because of the fire. It is our understanding that the same cast of characters. Klyne, Ward and others are again operating as a landfill under a new name. There are a number of outstanding issues that are facing Mr. Klyne regarding the conduct we in our opinion believe he undertook. There is a suit being prepared against him and Ward for their conduct. All former management of CleanGen have been removed.The company will look to start new landfill operations in Northern Alberta.

On January 20, 2015, we entered into a Limited Partnership Agreement with Halalt Transportation General Partner Ltd., a British Columbia, Canada corporation (the "General Partner Company") and Chief James Robert Thomas, in trust for the Halalt First Nation of Chemainus, British Columbia Canada ("Halalt LP"). Under the Limited Partnership Agreement, the parties formed a limited partnership under the name of "Halalt Transportation Limited Partnership" for the purpose of providing transportation services and such other businesses as approved in accordance with the Limited Partnership Agreement, in British Columbia. The primary objective of the business is to gain income and profit based on the objectives of encouraging and promoting the participation of members of the Halalt First Nation by providing preferential employment and contracting opportunities; conducting business to reflect respect and concern for the environment and Halalt laws and culture; and to ensure the business is implemented in accordance with long-term and annual business plans, budgets and reporting approved by the board and which must contemplate a reasonable net profit to the Limited Partnership.

Interests of the partners in the Limited Partnership consist of the following classes of Units:

(a)	GP Units - issued to the General Partner Company; and

(b)	LP Units - issued to the Limited Partners.

The Limited Partnership may issue a maximum of 100 GP Units and 900 LP Units.

The GP Units must be issued to the General Partner Company as follows:

-	General Partner Company 1 GP Unit as $1.00 per GP Unit;

and the LP Units must be issued to the Limited Partners as follows:

-	Halalt LP 51 LP Units at $1.00 per LP Unit; and

-	Sunvault LP 49 LP Units at $1.00 per LP Unit,

and the General Partner Company may determine the consideration for which each LP Unit must be issued.

The LP Units carry the right to one vote for each Unit and the GP Units do not carry a right to vote, as more particularly described in the Limited Partnership Agreement.

The net income of the Limited Partnership in each fiscal year must be allocated as follows:

(a)	0.01% of the net income among the GP Units as a group pro rata among the issued GP Units; and

(b)	99.99% of the net income among the LP Units as a group, pro rata, among the issued LP Units. This 99.99% will be allocated based on the ratio of 51:49 for Halalt LP:Sunvault LP, respectively.

Any net revenue available will be paid annually to each Limited Partner in proportion to its pro rata share of the capital of the Limited Partnership, as more particularly described in the Limited Partnership Agreement.

On January 20, 2015, we entered into a Shareholder Agreement with Halalt (Transport) GP Holdings Ltd., a British Columbia, Canada corporation ("Halalt") and the General Partner Company. Under the Shareholder Agreement, our company and Halalt will vote their shares so that the board of the General Partner is comprised of five directors, which directors will include two nominees of each of our company and Halalt and those four nominees will appoint a fifth director who will conduct the business of the General Partner Company. Our company will hold 49 Class A common voting shares and Halalt will hold 51 Class A common voting shares of the General Partner Company. These shares may not be sold, transferred or disposed of unless agreed to in writing by all of the shareholders of the General Partner Company, pursuant to the terms of the Shareholder Agreement.

In March 2015, a newly formed joint venture company, SuperVault Energy Inc., was created of which our company will be 50% owner. SuperVault has signed a license and development agreement to use certain UCLA developed patented technology for use in the area of electricity storage such as battery alternatives. Our company's solar technology chipset allows for the generation, transfer and storage of energy within the same unit. The UCLA created patented process is useable in the manufacturing of a Super - Super Capacitor that is a bolt on technology for our company's technology, as well as anywhere batteries of any type are used. The combination of these two technologies gives the ability to create, transfer and store large amounts of energy within the same unit.

With the ability to cost effectively size these units to any power size, this revolutionizes the world of energy management, generation and storage as we now see it.

This new energy storage device has a number of potential purposes, from the use by large utility operators for grid stabilization applications, right down to powering devices such as battery packs for Electric Cars and powering smart phones, which can then be fully charged to capacity within seconds to minutes. On May 27, 2015 , Sunvault terminated the agreement by letter to SuperVault and Nanotech. The agreement between the parties was to see a development plan and budget submitted within 60 days of the original executed agreement This never materialized between the parties, Sunvault technical personnel discovered our own process and announced on May 6, 2015 that it had created its own 10,000 Farad super capacitor using its own process.

REPORTS TO SECURITY HOLDERS

We are required to file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission and our filings are available to the public over the internet at the Securities and Exchange Commission's website at http://www.sec.gov. The public may read and copy any materials filed by us with the Securities and Exchange Commission at the Securities and Exchange Commission's Public Reference Room at 100 F Street N.E. Washington D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the Securities and Exchange Commission at 1-800-732-0330. The SEC also maintains an Internet site that contains reports, proxy and formation statements, and other information regarding issuers that file electronically with the SEC, at http://www.sec.gov.

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

We intend to meet our ongoing cash requirements of approximately in the range of $3 million to $5 million for the next 12 months by raising the shortfall through a combination of equity financing from investors if we are able to identify other investors willing to purchase our securities or loan funds to us. We also will self-fund our company's growth to a minor degree through some of the acquisitions we have completed and will complete this upcoming year. We may not be able to secure financing from other investors who can provide additional financing to us. If financing is available, it may involve issuing securities which could be dilutive to holders of our capital stock. If we do not raise additional capital from conventional sources, such as our existing or new investors or commercial banks, it is likely that our growth will be restricted and we may be forced to scale back or curtail implementing our business plan and our business may fail.

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

Although we do not consider ourselves a development sage company our development efforts have been focused primarily on the development of our relationship with the Alberta, Canada energy market and other markets for energy storage using our energy storage device , remote sensors and cell phones. Our business model is to develop or acquire existing renewable operating assets to enable a market for our products. We have limited operating history for investors to evaluate the potential of our business development. Planned principal operations have commenced, but there has been no revenue from our products to date. Our technology platforms have not reached a point where we can mass produce product based on the technology, and we will not be in a position to commercialize such products until we complete the design development, manufacturing process development and pre-market testing activities. There can be no assurance that our development and testing activities will be successful or that our proposed products will achieve market acceptance or be sold in sufficient quantities and at prices necessary to make them commercially viable.

Our acquisition companies of CleanGen Inc. also have competitive, regulatory and other risks associated to them that could hinder the ability to earn revenues as projected as part of our foundational revenue strategy.

Because our auditors have issued a going concern opinion, there is substantial uncertainty we will continue operations in which case you could lose your investment.

Our auditors issued a going concern opinion in their report on our consolidated financial statements for the fiscal year ended December 31, 2014. This means that there is substantial doubt that we can continue as an ongoing business for the next 12 months. The financial statements do not include any adjustments that might result from the uncertainty about our ability to continue in business. As such we may have to cease operations and you could lose your entire investment.

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

Successful execution of our business model is dependent upon public support for renewable energy

Successful execution of our business model is dependent upon public support for energy storage and renewable power in the United States and other countries.

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

Since our inception, we have relied on the proceeds of private equity sales to non-affiliates and to our principal stockholder and loans from our principal stockholders to fund our operations. We will likely be required to undertake additional equity offerings in the future to finance our current business. If common stock is issued in return for additional funds, the price per share could be lower than that paid by our current stockholders. We anticipate continuing to rely on equity sales of our common stock in order to fund our business operations. If we issue additional stock, your percentage interest in us will be diluted.

Penny stock regulations under U.S. federal securities laws may adversely affect the ability of investors to resell their shares.

We anticipate that our common stock will be subject to the penny stock rules under the Securities Exchange Act of 1934. These rules regulate broker-dealer practices for transactions in "penny stocks." Penny stocks are generally equity securities with a price of less than $5.00 per share. The penny stock rules require broker-dealers that derive more than five percent of their customer transaction revenues from transactions in penny stocks to deliver a standardized risk disclosure document that provides information about penny stocks, and the nature and level of risks in the penny stock market, to any non-institutional customer to whom the broker-dealer recommends a penny stock transaction. The broker-dealer must also provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson and monthly account statements showing the market value of each penny stock held in the customer's account. The bid and offer quotations and the broker-dealer and salesperson compensation information must be given to the customer orally or in writing prior to completing the transaction and must be given to the customer in writing before or with the customer's confirmation. In addition, the penny stock rules require that prior to a transaction, the broker and/or dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. The transaction costs associated with penny stocks are high, reducing the number of broker-dealers who may be willing to engage in the trading of our shares. These additional penny stock disclosure requirements are burdensome and may reduce all the trading activity in the market for our common stock. As long as the common stock is subject to the penny stock rules, holders of our common stock may find it more difficult to sell their shares.

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

We have never paid any cash or stock dividends and currently do not intend to pay any dividends for the foreseeable future. To the extent that we require additional funding currently not provided for in our financing plan, our funding sources may prohibit the payment of a dividend. Because we do not intend to declare dividends, any gain on an investment in us will need to come through appreciation of the stock's price. There will be less ways in which you can make a gain on any investment in us.

Item 1B. Unresolved Staff Comments

As a "smaller reporting company" we are not required to provide the information required by this Item.

Item 2. Properties

Principal Executive Offices

We currently maintain our executive offices at Suite 200, 10703 - 181 Street NW, Edmonton, Alberta, Canada. Our company pays rent at this location at this time in the amount of $3,543 per month. The company owns real property in Penoka Alberta which is the site location for the tire recycling business. Property tax on the Penoka site is $1,885 annually.

Item 3. Legal Proceedings

On or about February 15, 2014, our company became aware of an executed agreement signed by Mr. Derek Bannister, who was at that time a director of our company, between Millennium and Westpoint and John Crawford, who was at that time a director and chief executive officer of our company, and received confirmation from the major shareholder groups Millennium and Westpoint that they planned to move ahead to cancel share certificates equaling 35,000,000 shares of common stock. Our company has exercised the agreement to cancel these shares. Our company was then made aware by an email copy from a Bahamian Court that a disagreement within the shareholder group has arisen due to this decision, Our company is awaiting the results of that dispute and may have to retract or modify the statement made in a press release depending on the updates we receive from the shareholder groups authorized management. It is our company's position that the shares are cancelled.

As above, on January 7, 2014, we entered into an agreement with our largest shareholder group Millennium Trends International Inc. and West Point International Inc., who negotiated the transaction with our former chief executive officer and director, John Crawford, while he was still in office. This transaction gave the direction to return 35,000,000 shares of our common stock to treasury. The shares returned under the agreement were owned by Millennium Trends International Inc. and West Point International Inc. both of which are Bahamian Companies.

Our company has made a claim against Derek Bannister, a former director of our company, and Dan Giesbrecht. The case is currently in the discovery phase and will proceed in due course.

Our company is also providing its support to one of our major shareholder group for a duplicate action with similar merits against Messrs. Bannister and Giesbrecht in the Supreme Court of the Commonwealth of the Bahamas.

There are no guarantees that our company will prevail and be successful in our bid to have the 35,000,000 shares cancelled as a result of these legal actions and to ensure that Messrs. Bannister and Giesbrecht maintain the obligation to cancel the 35,000,000 shares of our common stock as agreed within the recapitalization agreement signed on January 7, 2014 by Derek Bannister, the former director of our company, and John Crawford, the former chief executive officer of our company.

We await the decision of the courts and results of the trials in this regard as this matter proceeds through the legal system for relief to our company. On November 28, 2014, Mr. Bannister resigned as a director of our company.

The company has started an action against Mr. Albert Klyne to rescind the agreement between the companies, which would cancel the 19,500,000 shares issued for 44% of the CleanGen group of companies. The company is seeking damages for the conduct of Klyne and others as it relates to the ousting of Sunvault Energy off of the landfill site.

On March 31, 2014, CleanGen Power, received a demand for payment of Cdn$1,045,627 from the Province of Alberta pursuant to the biorefining commercialization and market development program grant agreement (the "Grant Agreement"). The amount consists of Cdn$969,157 of grant funds disallowed under the Grant Agreement and Cdn$76,471 of interest earned on the grant funds. While CleanGen Power acknowledges that it was in default of the Grant Agreement, the breach was brought about in part by circumstances beyond CleanGen Power's control. In particular, a sawdust pile fire incident occurred from December 2 to December 21, 2011, which consumed 250,000 tonnes of wood material to be used for the biomass project worth Cdn$1,500,000 to Cdn$2,000,000 and cost approximately Cdn$500,000 to put out. This greatly affected CleanGen Power's ability to progress with the project under the Grant Agreement. As such, CleanGen Power is in discussions with the Province of Alberta to reduce or settle the amount owed. As the Company have not received further communications from the Province of Alberta, there is uncertainty as the estimated amount owed and the probability of the payout. As such, the Company did not record an accrual for the contingent liability.

On September 14, 2011, CleanGen Power received notice that The Groundworx Co. ("Groundworx") was seeking damages of Cdn$33,678 for repair services provided for a Doppstadt Shredder (the "Shredder"). Management of CleanGen Power asserts that any repair services provided for the Shredder was done without the agreement and the knowledge of CleanGen Power. On October 5, 2012, CleanGen Power filed a Statement of Defense and Counterclaim, seeking damages of Cdn$6,000,000 from Groundworx for the following: (i) trespassing, including physical damage to the gates and structures located on land that CleanGen Power was entitled to possession of; (ii) removal and conversion of the Shredder without permission; (iii) consequential losses arising from, but not limited to, CleanGen Power's inability to perform its obligations under agreements with third parties as a direct result of the loss of the Shredder; (iv) damages arising from the disruption of CleanGen Power's business, causing CleanGen Power to be unable to honour all of its financial obligations to third parties; and (v) administrative time and resources spent by CleanGen Power to locate the Shredder and to deal with the abovementioned acts of Groundworx. On November 16, 2012, CleanGen Power received a Statement of Defense to Counterclaim from Groundworx, who denied all of the allegations in the Counterclaim. CleanGen Power has until April 30, 2016 to advance the action or it risks automatic dismissal for delay by the Court.

Item 4. Mine Safety Disclosures

Not Applicable.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common shares were originally quoted on the OTCBB under the trading symbol "ORGL", On June 28, 2013 our trading symbol changed to "SVLT." The following quotations, obtained from Stockwatch, reflect the high and low bids for our common shares based on inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

The high and low bid prices of our common stock for the periods indicated below are as follows:

OTCBB(1)(2)
Quarter Ended	High		Low
December 31, 2014		$0.40		$0.00
September 30, 2014		$0.31		$0.14
June 30, 2014		$0.275		$0.143
March 31, 2014		$0.28		$0.031
December 31, 2013		$0.69		$0.07
September 30, 2013		$2.20		$0.35
June 30, 2013		$2.20		$1.75
March 31, 2013	$	n/a	$	n/a
December 31, 2012	$	n/a	$	n/a

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

Record Holders

As of July 12, 2015, we had outstanding 106,878,613 shares of common stock, which were held by 77 shareholders of record.

Dividends

We have never declared dividends or paid cash dividends. Our board of directors will make any future decisions regarding dividends. We currently intend to retain and use any future earnings for the development and expansion of our business and do not anticipate paying any cash dividends in the near future. Our board of directors has complete discretion on whether to pay dividends. Even if our board of directors decides to pay dividends, the form, frequency and amount will depend upon our future operations and earnings, capital requirements and surplus, general financial condition, contractual restrictions and other factors that the board of directors may deem relevant.

Securities Authorized for Issuance Under Equity Compensation Plans

On February 6, 2014, our board of directors approved the adoption of the 2014 Stock Option Plan which permits our company to issue up to 12,968,800 shares of our common stock to directors, officers, employees and consultants of our company upon the exercise of stock options granted under the 2014 Plan. On February 17, 2014, 3,100,000 stock options were granted to directors, officers and consultants.

Recent Sales of Unregistered Securities

We did not sell any equity securities which were not registered under the Securities Act during the year ended December 31, 2014 that were not otherwise disclosed in this annual report on Form 10-K, in our quarterly reports on Form 10-Q, or in our current reports on Form 8-K filed during the year ended December 31, 2014.

Equity Compensation Plan Information

On February 6, 2014, our board of directors approved the adoption of the 2014 Stock Option Plan which permits our company to issue up to 12,968,800 shares of our common stock to directors, officers, employees and consultants of our company upon the exercise of stock options granted under the 2014 Plan. On February 17, 2014, 3,100,000 stock options were granted to directors, officers and consultants.

Awards under our 2014 Stock Option Plan will vest as determined by our board of directors and as established in stock option agreements to be entered into between our company and each participant receiving an award.

On November 28, 2014, Derek Bannister resigned as a director of our company and his stock options terminated pursuant to the terms of his stock option agreement.

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	Nil	Nil	Nil

Equity compensation plans not approved by security holders	3,100,000	$0.10	9,868,800

Total	3,100,000	$0.10	9,868,800

Convertible Securities

As of December 31, 2014, we had outstanding options to purchase 3,100,000 shares of our common stock exercisable at $0.10 for a period of five years and expiring on February 17, 2019.

On October 31, 2013, we issued a convertible promissory note in exchange for accounts payable of $15,000. The note bears interest at 8% per annum, is unsecured, and due on April 30, 2014. The unpaid amount of principal and accrued interest can be converted at any time at the holder's option at a price of $0.50 per share of our company's common stock. During the three months ended March 31, 2014, we issued additional amount under this convertible promissory note totaling $7,167 under the same terms. The maturity date will be accelerated to the closing date of any financing transaction in which our company raises at least $250,000 in gross proceeds. On April 10, 2014, we issued 110,835 shares of common stock to settle the convertible debt of $22,167.

On November 1, 2013, we issued a convertible promissory note in exchange for accounts payable of $25,000. The note bears interest at 8% per annum, is unsecured, and due on April 30, 2014. The unpaid amount of principal and accrued interest can be converted at any time at the holder's option at a price of $0.50 per share of our company's common stock. In December 2013, we issued additional amount under this convertible promissory note totaling $10,000 under the same terms. Our company is to issue the holder 45,000 shares of common stock upon the initial conversion of this promissory note. The maturity date will be accelerated to the closing date of any financing transaction in which our company raises at least $250,000 in gross proceeds. On February 14, 2014, we issued 350,000 shares of common stock to settle the convertible debt of $35,000.

Pursuant to a consulting agreement dated April 15, 2014, the Company issued 100,000 share purchase warrants exercisable at a price of $2.00 per share for a term of three years. The fair value of the warrants of $1,800 was estimated using the Black-Scholes option pricing model with the following weighted average market assumptions: expected life - 3 years; volatility - 100%; dividend rate - 0%; and risk free rate - 0.84%.

Effective April 22, 2014, we entered into private placement subscription agreements with several investors pursuant to which we issued convertible debentures in the aggregate amount of $225,455. The convertible debentures carry interest at the rate of 8% calculated annually and paid quarterly and may be converted into shares of our company's common stock at any time at the conversion price of $0.30 per share. Our company must pay back the principal amount outstanding and accrued and unpaid interest any time before or at the maturity date of April 22, 2016. Our company incurred financing costs of $23,450 in connection with the financing, which was deferred and will be amortized over the term of the debt. During the year ended December 31, 2014, our company amortized $8,148 of the deferred financing costs.

From December 2014 to February 2015, we entered into private placement subscription agreements with several investors pursuant to which we issued convertible debentures in the aggregate amount of $745,752. The convertible debentures carry interest at the rate of 10% calculated annually and paid quarterly and may be converted into shares of the Company's common stock, after six months from issuance, at the conversion price of $0.20 per share. If converted into common shares, the holder is entitled to one full warrant with an exercise price of $0.50 for a period of two years. The Company must pay back the principal amount outstanding and accrued and unpaid interest any time before or at the maturity date, which is two years from the date of issuance. Our company incurred financing costs of $18,722 in connection with the financing, which was deferred and will be amortized over the term of the debt.

Purchases of Equity Securities by the Issuer and Affiliated Purchases

We did not purchase any of our shares of common stock or other securities during the fourth quarter of our fiscal year ended December 31, 2014.

Item 6. Selected Financial Data

As a "smaller reporting company", we are not required to provide the information required by this Item.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our audited financial statements and the related notes for the years ended December 31, 2014 and 2013 that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this annual report, particularly in the section entitled "Risk Factors" beginning on page 21 of this annual report.

Results of Operations for the Years Ended December 31, 2014 and 2013

Our operating results for the years ended December 31, 2014 and 2013 are summarized as follows:

For the year ended December 31, 2014, we incurred net loss of $1,195,637 compared to a net income of $334,223 for the year ended December 31, 2013. The increase in the loss for the year ended December 31, 2014 is mainly attributable to consulting, professional fees, management fees, subcontracting fees, bad debts, rent, general and administrative expeneses, and equipment rental.

	Year ended December 31, 2014	Year ended December 31, 2013
Total revenue	$8,012,785	$6,990,997
Direct costs	$5,278,046	$4,932,374
Operating expenses	$3,825,241	$1,664,753
Total other expenses	$77,726	$58,209
Net income (loss)	$(1,195,637)	$334,223
Net loss (income) attributable to non-controlling interest	$19,355	$(45,112)
Net income (loss) attributable to our company	$(1,176,282)	$289,111

Liquidity and Financial Condition

Working Capital

	Year ended December 31, 2014	Year ended December 31, 2013
Current Assets	$2,275,504	$2,223,371
Current Liabilities	$3,482,588	$4,076,997
Working Capital Deficit	$(1,207,084)	$(1,853,626)

As of December 31, 2014, we had current assets of $2,275,504 (consisting of cash, accounts receivable, inventory, prepaid expenses and deposits, and amounts due from related party) and current liabilities of $3,482,588 resulting in a working capital deficit of $1,207,084 compared to a working capital deficit of $1,853,626 as of December 31, 2013.

Cash Flows

	Year ended December 31, 2014	Year ended December 31, 2013
Net Cash Provided by (Used in) Operating Activities	$177,494	$1,067,637
Net Cash Provided by (Used in) Investing Activities	$(294,794)	$507,311
Net Cash Provided by (Used in) Financing Activities	$261,191	$(1,047,972)
Effect of Exchange Rate Changes on Cash	$(143,243)	$(19,216)
Increase (Decrease) in Cash	$648	$507,760

Operating Activities

Net cash provided by operating activities for the year ended December 31, 2014 was $177,494, which includes a net loss of $1,195,637 compared to $1,067,637 of net cash provided by operating activities for the year ended December 31, 2013.

The decrease in working capital deficit for the year ended December 31, 2014 was mainly due to a decrease in deferred revenue of $677,856 and loans payable of $1,079,605, offset by an increase in accounts payable and accrued liabilities of $932,537.

Investing Activities

During the year ended December 31, 2014, our company had net cash use in investing activities of $294,794 which includes advances to related parties and purchase of property and equipment offset by proceeds from disposals of property and equipment. For the year ended December 31, 2013 we had net cash provided by investing activities which included cash acquired from an acquisition of 1098541 Alberta Ltd and redemption of term deposits, offset by the purchase of property and equipment.

Financing Activities

During the year ended December 31, 2014, we had net cash provided by financing activities of $261,191. This cash was provided primarily by proceeds from convertible debt. During the year ended December 31, 2013, we used net cash in financing activities $1,047,972 to pay down loans, long-term debt and lease obligations.

Anticipated Cash Requirements

At December 31, 2014 and the date of this filing, we do not have sufficient cash in our bank accounts to cover our current expenses and estimated future expenses. We intend to meet our cash requirements for the next 12 months through equity financing, if such equity financing becomes available to us. There is no assurance that we will be successful in obtaining any such affiliate loans or in completing any private placement financings to continue our current operations.

We estimate that our expenses over the next 12 months will be approximately $4,607,000 as described in the table below. These estimates may change significantly depending on the nature of our future business activities and our ability to raise capital from shareholders or other sources.

Description	Expenses

Legal and accounting fees	300,000
Product development	2,500,000
Marketing and advertising	244,000
Business development	613,000
Salaries and consulting fees	400,000
General and administrative	550,000
Total	$4,607,000

Our company will be able to self-fund through acquisitions while we seek out additional financing. We currently do not have any arrangements in place to receive loans or other financing from our chief executive officer or any other officer or for the completion of any further private placement financings and there is no assurance that we will be successful obtaining any such affiliate loans or in completing any further private placement financings. There is also no assurance that our chief executive officer will provide financing on terms that will be acceptable to us. We may not raise sufficient funds to fully carry out our business plan.

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

Critical Accounting Policies

Our consolidated financial statements are impacted by the accounting policies used and the estimates and assumptions made by management during their preparation. A complete listing of these policies is included in Note 2 of the notes to our financial statements for year ended December 31, 2014. We have identified below the accounting policies that are of particular importance in the presentation of our financial position, results of operations and cash flows, and which require the application of significant judgment by management.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Our company regularly evaluates estimates and assumptions related to allowance for doubtful accounts, the estimated useful lives and recoverability of property and equipment, valuation of inventory, impairment of goodwill and licenses, and deferred income tax asset valuation allowances. Our company bases our estimates and assumptions on current facts, historical experience and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by our company may differ materially and adversely from our company's estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Goodwill

Goodwill represents the excess of the acquisition price over the fair value of identifiable net assets acquired. Goodwill is allocated at the date of the business combination. Goodwill is not amortized, but is tested for impairment annually, during the fourth quarter, or more frequently if events or changes in circumstances indicate the asset may be impaired. These events and circumstances may include a significant change in legal factors or in the business climate, a significant decline in our company's share price, an adverse action of assessment by a regulator, unanticipated competition, a loss of key personnel, significant disposal activity and the testing of recoverability for a significant asset group.

Our company consists of a single reporting unit. The impairment test is carried out in two steps. In the first step, the carrying amount of the reporting unit including goodwill is compared with its fair value. The estimated fair value is determined utilizing a market-based approach, based on the quoted market price of our company's stock in an active market, adjusted by an appropriate control premium. When the carrying amount of a reporting unit exceeds its fair value, goodwill of the reporting unit is considered to be impaired and the second step is necessary.

In the second step of the goodwill impairment test, the implied fair value of the reporting unit's goodwill is compared with its carrying amount to measure the amount of the impairment loss, if any. The implied fair value of goodwill is determined in the same manner as the value of goodwill is determined in a business combination using the fair value of the reporting unit as if it were the acquisition price. When the carrying amount of the reporting unit's goodwill exceeds the implied fair value of the goodwill, an impairment loss is recognized in an amount equal to the excess and is presented as a separate line item in the consolidated statements of operations. Establishing an implied fair value of goodwill requires our company to make estimates for key inputs into complex valuation models and to apply significant judgment in the selection of estimates, assumptions and methodologies required to complete the analysis. Areas of judgment include, but are not limited to, development of multi-year business cash flow forecasts, the selection of discount rates and the identification and valuation of unrecorded assets.

Impairment of Long-lived Assets

In accordance with ASC 360, "Property, Plant, and Equipment", the Company tests long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed significantly before the end of its estimated useful life. Recoverability is assessed based on the carrying amount of the asset and its fair value which is generally determined based on the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss is recognized when the carrying amount is not recoverable and exceeds fair value.

Revenue Recognition

For tires qualifying under Alberta Recycling Management Authority ("ARMA") programs, tire collections revenue from ARMA is recognized when tires are picked up from clients. Revenue from ARMA for processing these tires is recognized when the tire shred is delivered to an approved location. Costs incurred to process these tires are recorded as inventory until delivery occurs.

For tires that do not qualify under ARMA programs ("non-program" tires), tire collections revenue is recognized when tires are received at the Company's premises and collectability is reasonable assured. Customers also pay a recycling fee for tires delivered to the Company's premises, which is recorded as deferred revenue. The Company recognizes the recycling fee revenue once the tires have been processed.

Revenue on sales of processed tires is recognized when a price is agreed, tire shred is delivered to customers, and collectability is reasonably assured.

The Company derives further revenue from wood recycling, equipment rentals, sand sales, tipping fees, service rig training, transportation services, and software services. In accordance with ASC 605, "Revenue Recognition", revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the amount is fixed and determinable, and collectability is reasonably assured.

Management assesses the business environment, customers' financial condition, historical collection experience, accounts receivable aging, and customer disputes to determine whether collectability is reasonable assured. If collectability is not considered reasonably assured at the time of sale, the Company does not recognize revenue until collection occurs.

Stock-based Compensation

Our company records stock-based compensation in accordance with ASC 718, "Compensation - Stock Compensation" and ASC 505, "Equity Based Payments to Non-Employees", using the fair value method. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.

Recent Accounting Pronouncements

Our company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

As a "smaller reporting company", we are not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data

SUNVAULT ENERGY, INC.

Consolidated Financial Statements

December 31, 2014

(Expressed in U.S. dollars)

Index

Report of Independent Registered Public Accounting Firm	F--1
Consolidated Balance Sheets	F--2
Consolidated Statements of Operations	F--3
Consolidated Statements of Stockholders' Equity (Deficit)	F--4
Consolidated Statements of Cash Flows	F--5
Notes to the Consolidated Financial Statements	F--6

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Sunvault Energy, Inc.

We have audited the accompanying consolidated balance sheets of Sunvault Energy, Inc. (the "Company") as of December 31, 2014 and 2013, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2014 and 2013, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has a working capital deficit and has incurred operating losses since inception. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 1 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ SATURNA GROUP CHARTERED ACCOUNTANTS LLP

Saturna Group Chartered Accountants LLP

Vancouver, Canada

July 16, 2015

Sunvault Energy, Inc.

Consolidated Balance Sheets

(Expressed in U.S. dollars)

	December 31, 2014 $	December 31, 2013 $

ASSETS

Current assets

Cash	547,936	547,288
Accounts receivable, net of allowance for doubtful accounts of $90,864 (2013 -- $nil) (Note 7)	910,074	987,267
Inventory (Note 8)	528,727	589,320
Due from related parties (Note 17)	219,707	22,815
Prepaid expenses and deposits	69,060	76,681

Total current assets	2,275,504	2,223,371

Restricted cash	12,930	14,102
Deferred financing costs	34,024	--
Property and equipment (Note 9)	2,372,021	1,546,005
Assets held for sale (Note 10)	482,044	--
Goodwill (Note 11)	418,851	145,183

Total assets	5,595,374	3,928,661

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities

Line of credit	151,141	--
Accounts payable and accrued liabilities (Note 12)	1,404,392	471,855
Current portion of capital lease obligations (Note 14)	163,373	70,032
Current portion of long-term debt (Note 15)	144,080	155,932
Deferred revenue	1,177,241	1,855,097
Loans payable (Note 13)	115,281	1,194,886
Due to related parties (Note 17)	327,080	329,195

Total current liabilities	3,482,588	4,076,997

Site retirement obligation	65,727	71,684
Capital lease obligations (Note 14)	377,094	38,749
Long-term debt (Note 15)	343,843	532,160
Convertible debt (Note 16)	528,195	--

Total liabilities	4,797,447	4,719,590

Nature of operations and continuance of business (Note 1)
Commitments and contingencies (Note 21)
Subsequent events (Note 25)

Stockholders' equity (deficit)

Common stock, 500,000,000 shares authorized, $0.001 par value 106,878,613 and 19,500,000 shares issued and outstanding, respectively	106,879	19,500
Common stock issuable	134,916	--
Additional paid-in capital	3,133,549	(19,500)
Deferred compensation (Note 18)	(30,000)	--
Accumulated other comprehensive income	20,393	75,791
Deficit	(2,497,613)	(1,321,331)

Total Sunvault Energy, Inc. stockholders' equity (deficit)	868,124	(1,245,540)

Non-controlling interest	(70,197)	454,611

Total stockholders' equity (deficit)	797,927	(790,929)

Total liabilities and stockholders' equity (deficit)	5,595,374	3,928,661

(The accompanying notes are an integral part of these consolidated financial statements)

Sunvault Energy, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(Expressed in U.S. dollars)

	Year Ended December 31, 2014 $	Year Ended December 31, 2013 $

Revenues
Non-program service revenue	831,065	1,753,502
Recycling fee revenue	1,560,816	654,879
Scrap metal revenue	72,462	60,788
Services rig and software revenue	278,980	179,125
Tire collections revenue	1,117,864	1,571,246
Tire shred revenue	2,343,238	2,771,457
Transportation revenue	1,808,360	--

Total revenues	8,012,785	6,990,997

Direct costs
Amortization	275,167	192,333
Equipment rental and maintenance	825,150	400,660
Freight and transportation (Note 17)	1,108,303	1,879,116
Labour (Note 17)	2,348,339	614,214
Materials	171,825	973,365
Site operating costs	241,002	329,215
Tire processing costs	308,260	543,471

Total direct costs	5,278,046	4,932,374

Gross profit	2,734,739	2,058,623

Operating expenses
Amortization	50,397	28,104
Bad debts	162,529	4,256
Consulting fees (Note 17)	870,394	224,845
Equipment rental and maintenance	272,981	49,378
Management fees (Note 17)	684,374	554,983
General and administrative (Note 17)	367,788	203,064
Professional fees	404,364	200,993
Rent (Note 17)	219,033	86,258
Research and development	61,815	--
Salaries and subcontracting fees (Note 17)	557,021	183,744
Travel and promotion	174,545	129,128

Total operating expenses	3,825,241	1,664,753

Net income (loss) before other income (expense)	(1,090,502)	393,870

Other income (expense)
Gain on sale of property and equipment	87,190	4,404
Gain on settlement of debt	13,900	--
Impairment of goodwill	(82,761)	--
Interest expense	(78,099)	(59,230)
Write-down of property and equipment	--	(3,383)
Write-down of assets held for sale	(17,956)	--

Total other income (expense)	(77,726)	(58,209)
Net income (loss) before income taxes	(1,168,228)	335,661
Income tax expense (Note 24)	(27,409)	(1,438)
Net income (loss)	(1,195,637)	334,223
Less: net loss (income) attributable to non-controlling interest	19,355	(45,112)
Net income (loss) attributable to Sunvault Energy, Inc.	(1,176,282)	289,111
Comprehensive income (loss)
Foreign currency translation gain (loss)	(55,398)	65,410
Comprehensive income (loss) attributable to Sunvault Energy, Inc.	(1,231,680)	354,521
Income (loss) per share attributable to Sunvault Energy, Inc. shareholders, basic and diluted	(0.01)	0.01
Weighted average shares outstanding used in the calculation of net income (loss) attributable to Sunvault Energy, Inc. per common share	86,345,782	19,500,000

(The accompanying notes are an integral part of these consolidated financial statements)

Sunvault Energy, Inc.

Statements of Stockholders' Equity (Deficit)

(Expressed in U.S. dollars)

	Common Stock		Common Stock	Additional Paid-	Deferred	Accumulated Other Comprehensive Income		Non-controlling
	Shares #	Amount $	Issuable $	in Capital $	Compensation $	(Loss) $	Deficit $	Interest $	Total $
Balance, December 31, 2012	19,500,000	19,500	--	(19,500)	--	10,381	(1,610,442)	409,499	(1,190,562)
Foreign exchange translation gain	--	--	--	--	--	65,410	--	--	65,410
Net income for the year	--	--	--	--	--	--	289,111	45,112	334,223
Balance, December 31, 2013	19,500,000	19,500	--	(19,500)	--	75,791	(1,321,331)	454,611	(790,929)
February 19, 2014 -- recapitalization transactions
Shares of Sunvault Energy, Inc.	65,827,333	65,827	--	(65,827)	--	--	--	--	--
Net assets acquired	--	--	--	133,940	--	--	--	--	133,940
Shares issued pursuant to purchase agreement with 1301540 Alberta Ltd.	9,000,000	9,000	--	379,894	--	--	--	--	388,894
Shares issued to acquire 500,000 Class A common shares of CleanGen Inc.	8,000,000	8,000	--	495,554	--	1,899	--	(505,453)	--
Shares issued pursuant to share purchase agreement with Eco-West Transport Inc.	3,333,334	3,333	--	346,667	--	--	--	--	350,000
Rescission of shares issued to Eco-West Transport Inc.	(3,333,334)	(3,333)	--	(346,667)	--	--	--	--	(350,000)
Shares issued for property and equipment	1,400,000	1,400	--	232,600	--	--	--	--	234,000
Shares issued to settle convertible debt	191,130	192	--	37,641	--	--	--	--	37,833
Shares issued to settle related party debt	230,000	230	--	30,870	--	--	--	--	31,100
Shares issued for consulting services	2,540,150	2,540	--	453,088	(49,000)	--	--	--	406,628
Shares issued pursuant to a re-pricing of a private placement	190,000	190	--	(190)	--	--	--	--	--
Fair value of share purchase warrants issued	--	--	--	1,800	--	--	--	--	1,800
Deferred compensation charged to operations	--	--	--	--	19,000	--	--	--	19,000
Forgiveness of related party debt	--	--	--	1,453,679	--	--	--	--	1,453,679
Common stock issuable	--	--	134,916	--	--	--	--	--	134,916
Foreign currency translation loss	--	--	--	--	--	(57,297)	--	--	(57,297)
Net loss for the year	--	--	--	--	--	--	(1,176,282)	(19,355)	(1,195,637)
Balance, December 31, 2014	106,878,613	106,879	134,916	3,133,549	(30,000)	20,393	(2,497,613)	(70,197)	797,927

(The accompanying notes are an integral part of these consolidated financial statements)

Sunvault Energy, Inc.

Consolidated Statements of Cash Flows

(Expressed in U.S. dollars)

	Year Ended December 31, 2014 $	Year Ended December 31, 2013 $

Operating activities

Net income (loss)	(1,195,637)	334,223

Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization	325,564	220,437
Amortization of deferred financing costs	8,148	--
Gain on sale of property and equipment	(87,190)	(4,404)
Gain on settlement of debt	(13,900)	--
Impairment of goodwill	82,761	--
Stock-based compensation	427,428	--
Write-down of assets held for sale	17,956	--
Write-down of property and equipment	--	3,383

Changes in operating assets and liabilities:
Accounts receivable	356,139	(616,019)
Inventory	60,593	891,074
Due from related parties	(34,383)	(23,561)
Prepaid expenses and deposits	12,175	70,122
Accounts payable and accrued liabilities	636,302	(229,859)
Deferred revenue	(677,856)	(14,897)
Due to related parties	259,394	437,138

Net cash provided by operating activities	177,494	1,067,637

Investing activities

Advances to related parties	(162,509)	--
Cash acquired on recapitalization	562	--
Cash acquired on acquisition of 1098541 Alberta Ltd.	--	314,474
Proceeds from disposal of property and equipment	241,632	--
Purchase of property and equipment	(374,479)	(438,445)
Redemption of term deposit	--	631,282

Net cash provided by (used in) investing activities	(294,794)	507,311

Financing activities

Line of credit	49,085	--
Deferred financing costs	(42,172)	--
Proceeds from convertible debt	538,541	--
Proceeds from loans payable	--	61,176
Proceeds from related parties	25,860	--
Repayment of loans payable	(32,601)	(852,757)
Repayment of long-term debt	(150,223)	(179,774)
Repayment of capital lease obligations	(114,369)	(76,617)
Repayments to related parties	(12,930)	--

Net cash provided by (used in) financing activities	261,191	(1,047,972)

Effect of foreign exchange rate changes on cash	(143,243)	(19,216)

Increase in cash	648	507,760

Cash, beginning of year	547,288	39,528

Cash, end of year	547,936	547,288

Supplemental Cash Flow Information (Note 22)

(The accompanying notes are an integral part of these consolidated financial statements)

Sunvault Energy, Inc.

Notes to the Consolidated Financial Statements

December 31, 2014

(Expressed in U.S. dollars)

1.	Nature of Operations and Continuance of Business

Sunvault Energy, Inc. (the "Company) was incorporated in the State of Nevada on December 8, 2010 under the name China Green Clothing Inc. The Company changed its name on April 29, 2011 to My Natural Baby Boutique Inc. then to Organic Treehouse Ltd. on January 5, 2012 then to Sunvault Energy, Inc. on May 24, 2013. The Company's previous business was in the wholesale and distribution of organic infant and toddler products which was discontinued on May 8, 2013. On February 19, 2014, the Company entered into a share purchase agreement to acquire 100% of the shares of 1454004 Alberta Ltd., which holds 100% of the issued and outstanding shares of CleanGen Power Corp. and 50% of the issued and outstanding shares of CleanGen Inc. CleanGen Inc. is a company based in Alberta, Canada that operates Cutting Edge Tire Recycling LP, CleanGen Aboriginal HR Services Ltd., and Coole Immersive Inc. (refer to Note 3). On April 11, 2014, the Company entered into a purchase agreement with 1301540 Alberta Ltd., an Alberta, Canada corporation, operating under the name Werkman Transport (refer to Note 4), to acquire its business operations. On July 15, 2014, the Company entered into a purchase agreement to acquire the remaining non-controlling interest of CleanGen Inc. (refer to Note 5). The Company's current business is to provide renewables integration into energy production, energy delivery, and energy consumption as well as transport services.

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at December 31, 2014, the Company has a working capital deficiency of $1,207,084 and has accumulated losses of $2,497,613 since inception. These factors raise substantial doubt regarding the Company's ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.	Significant Accounting Policies

(a)	Basis of Presentation

These consolidated financial statements and related notes are prepared in conformity with accounting principles generally accepted in the United States and are expressed in U.S. dollars. These consolidated financial statements include the accounts of the Company and the following entities:

Werkman Transport Inc.	Wholly-owned subsidiary of the Company
1454004 Alberta Ltd.	Wholly-owned subsidiary of the Company
CleanGen Power Corp.	Wholly-owned subsidiary of 1454004 Alberta Ltd.
CleanGen Inc.	Wholly-owned subsidiary of 1454004 Alberta Ltd.
CleanGen Aboriginal HR Services Ltd.	Wholly-owned subsidiary of CleanGen Inc.
1098541 Alberta Ltd.	Wholly-owned subsidiary of CleanGen Inc.
Cutting Edge Tire Recycling Limited Partnership	Wholly-owned subsidiary of 1098541 Alberta Ltd.
Coole Immersive Inc.	75.5% owned subsidiary of CleanGen Inc.

All inter-company balances and transactions have been eliminated.

(b)	Use of Estimates

The preparation of these consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to allowance for doubtful accounts, valuation of inventory, the estimated useful lives and recoverability of property and equipment, valuation of assets held for sale, impairment of goodwill, stock-based compensation, capitalization of lease obligations, and deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company's estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Sunvault Energy, Inc.

Notes to the Consolidated Financial Statements

December 31, 2014

(Expressed in U.S. dollars)

2.	Significant Accounting Policies (continued)

(c)	Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

(d)	Accounts Receivable

The Company recognizes allowances for doubtful accounts to ensure accounts receivable are not overstated due to the inability or unwillingness of its customers to make required payments. The allowance is based on the business environment, historical bad debt expense, the age of receivable, and the specific identification of receivables the Company considers at risk. The Company reviews the adequacy of its allowance for doubtful accounts on a regular basis.

(e)	Inventory

Inventory consists of shredded tire inventory, mulch inventory, and agriculture water tanks inventory, and is comprised entirely of finished products. Inventory is valued at the lower of cost and net realizable value. Cost is determined by the first-in, first-out method. Net realizable value is the estimated selling price in the ordinary course of business, less estimated costs of completion and selling costs.

(f)	Equipment

Equipment is initially recorded at cost. Amortization is provided using the following rates:

Building	20 years straight-line
Computer equipment	3 years straight-line
Field and production equipment	5 to 15 years straight-line
Furniture	20% declining balance
Transportation equipment	9 to 20 years straight-line
Trucks	25% declining balance

(g)	Goodwill

Goodwill represents the excess of the acquisition price over the fair value of identifiable net assets acquired. Goodwill is allocated at the date of the business combination. Goodwill is not amortized, but is tested for impairment annually, during the fourth quarter, or more frequently if events or changes in circumstances indicate the asset may be impaired. These events and circumstances may include a significant change in legal factors or in the business climate, a significant decline in the Company's share price, an adverse action of assessment by a regulator, unanticipated competition, a loss of key personnel, significant disposal activity and the testing of recoverability for a significant asset group.

The Company consists of a single reporting unit. The impairment test is carried out in two steps. In the first step, the carrying amount of the reporting unit including goodwill is compared with its fair value. The estimated fair value is determined utilizing a market-based approach, based on the quoted market price of the Company's stock in an active market, adjusted by an appropriate control premium. When the carrying amount of a reporting unit exceeds its fair value, goodwill of the reporting unit is considered to be impaired and the second step is necessary.

In the second step of the goodwill impairment test, the implied fair value of the reporting unit's goodwill is compared with its carrying amount to measure the amount of the impairment loss, if any. The implied fair value of goodwill is determined in the same manner as the value of goodwill is determined in a business combination using the fair value of the reporting unit as if it were the acquisition price. When the carrying amount of the reporting unit's goodwill exceeds the implied fair value of the goodwill, an impairment loss is recognized in an amount equal to the excess and is presented as a separate line item in the statement of operations. Establishing an implied fair value of goodwill requires the Company to make estimates for key inputs into complex valuation models and to apply significant judgment in the selection of estimates, assumptions and methodologies required to complete the analysis. Areas of judgment include, but are not limited to, development of multi-year business cash flow forecasts, the selection of discount rates and the identification and valuation of unrecorded assets.

Sunvault Energy, Inc.

Notes to the Consolidated Financial Statements

December 31, 2014

(Expressed in U.S. dollars)

2.	Significant Accounting Policies (continued)

(h)	Leases

A lease that transfers substantially all of the benefits and risks of ownership is classified as a capital lease. At the inception of a capital lease, an asset and a payment obligation are recorded at an amount equal to the lesser of the present value of the minimum lease payments and the property's fair market value. Assets classified as capital leases are amortized using the declining balance method, over their estimated useful lives. All other leases are accounted for as operating leases and rental payments are expensed as incurred.

(i)	Impairment of Long-lived Assets

In accordance with ASC 360, "Property, Plant, and Equipment", the Company tests long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed significantly before the end of its estimated useful life. Recoverability is assessed based on the carrying amount of the asset and its fair value which is generally determined based on the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss is recognized when the carrying amount is not recoverable and exceeds fair value.

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

(k)	Revenue Recognition

For tires qualifying under Alberta Recycling Management Authority ("ARMA") programs, tire collections revenue from ARMA is recognized when tires are picked up from clients. Revenue from ARMA for processing these tires is recognized when the tire shred is delivered to an approved location. Costs incurred to process these tires are recorded as inventory until delivery occurs.

For tires that do not qualify under ARMA programs ("non-program" tires), tire collections revenue is recognized when tires are received at the Company's premises and collectability is reasonable assured. Customers also pay a recycling fee for tires delivered to the Company's premises, which is recorded as deferred revenue. The Company recognizes the recycling fee revenue once the tires have been processed.

Revenue on sales of processed tires is recognized when a price is agreed, tire shred is delivered to customers, and collectability is reasonably assured.

The Company derives further revenue from sand sales, wood recycling tipping fees, service rig training, transportation services, and software services. In accordance with ASC 605, "Revenue Recognition", revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the amount is fixed and determinable, and collectability is reasonably assured.

Management assesses the business environment, customers' financial condition, historical collection experience, accounts receivable aging, and customer disputes to determine whether collectability is reasonable assured. If collectability is not considered reasonably assured at the time of sale, the Company does not recognize revenue until collection occurs.

Sunvault Energy, Inc.

Notes to the Consolidated Financial Statements

December 31, 2014

(Expressed in U.S. dollars)

2.	Significant Accounting Policies (continued)

(l)	Income Taxes

The Company accounts for income taxes using the asset and liability method in accordance with ASC 740, "Income Taxes". The asset and liability method provides that deferred income tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating loss and tax credit carryforwards. Deferred income tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation allowance to reduce deferred income tax assets to the amount that is believed more likely than not to be realized.

(m)	Foreign Currency Translation

The Company's functional currency is the Canadian dollar and its reporting currency is the U.S. dollar. Management has adopted ASC 830, "Foreign Currency Matters". Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Average monthly rates are used to translate revenues and expenses. Gains and losses arising on translation of foreign currency denominated transactions or balances are included in the statement of operations.

The Company uses the current rate method to translate the financial statements of its Canadian subsidiaries to its reporting currency. Accordingly, assets and liabilities are translated into US dollars at the period end exchange rate while revenue and expenses are translated at the average exchange rates during the period. Related exchange gains and losses are included in a separate component of stockholders' equity as accumulated other comprehensive income.

(n)	Financial Instruments and Fair Value Measures

ASC 820, "Fair Value Measurements and Disclosures" requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument's categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. ASC 820 prioritizes the inputs into three levels that may be used to measure fair value:

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

The Company's financial instruments consist principally of cash, accounts receivable, restricted cash, accounts payable and accrued liabilities, amounts due to/from related parties, loans payable, long-term debt, and convertible debt. Pursuant to ASC 820, the fair values of cash and restricted cash are determined based on "Level 1" inputs, which consist of quoted prices in active markets for identical assets. The recorded values of all other financial instruments, except for convertible debt and long-term debt, approximate their current fair values because of their nature and respective maturity dates or durations. The carrying amounts of convertible debt and long-term debt approximate fair value because they are priced at interest rates consistent with the Company's current borrowing rates on similar debt based on the security underlying the debt or the conversion features associated with the debt.

(o)	Comprehensive Income

ASC 220, "Comprehensive Income" establishes standards for the reporting and display of comprehensive income and its components in the financial statements. For the years ended December 31, 2014, and 2013, comprehensive income (loss) consists of foreign currency translation gains and losses.

Sunvault Energy, Inc.

Notes to the Consolidated Financial Statements

December 31, 2014

(Expressed in U.S. dollars)

2.	Significant Accounting Policies (continued)

(p)	Reclassifications

Certain of the prior year figures have been reclassified to conform to the current year's presentation.

(q)	Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

3.	Acquisition of 1454004 Alberta Ltd.

On February 19, 2014, the Company entered into a share purchase agreement to acquire 100% of the shares of 1454004 Alberta Ltd. ("1454004"), which holds 100% of the issued and outstanding shares of CleanGen Power Corp. and 50% of the issued and outstanding shares of CleanGen Inc., in exchange for 19,500,000 shares of common stock of the Company. CleanGen Inc. is a company based in Alberta, Canada that operates Cutting Edge Tire Recycling LP, CleanGen Aboriginal HR Services Ltd., and Coole Immersive Inc.

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

The comparative figures as of December 31, 2013, and for the year then ended, are those of 1454004 and 1454004 is deemed to be the continuing entity for accounting purposes.

The assets acquired and liabilities assumed from Sunvault Energy, Inc. are as follows:

$

Cash	562
Assets held for sale	500,000
Accounts payable and accrued liabilities	(152,064)
Convertible debt	(22,167)
Loan payable	(115,281)
Due to related parties	(77,110)
Total purchase price	133,940

4.	Acquisition of Business Operations of 1301540 Alberta Ltd.

On April 11, 2014, the Company entered into a purchase agreement with 1301540 Alberta Ltd. ("1301540"), an Alberta, Canada corporation, operating under the name Werkman Transport. Pursuant to the agreement, the Company agreed to purchase all of the transportation assets and other assets of 1301540, excluding all land and buildings, but including the right to use the name Werkman Transport at a purchase price of Cdn$3,000,000, payable in shares of common stock. Cdn$1,000,000 or 5,000,000 shares of common stock are to be issued upon closing with the remaining shares of common stock to be issued after six months have elapsed from the closing date. Pursuant to the agreement, the Company created a new, wholly-owned subsidiary, named Werkman Transport Inc. ("WTI"), under which the purchased assets and assumed liabilities of 1301540 were transferred upon receipt by 1301540 of the 5,000,000 shares of common stock of the Company. On April 15, 2014 (the "Closing Date"), the Company issued 5,000,000 shares of common stock pursuant to the purchase agreement. On October 10, 2014, the Company issued an additional 4,000,000 shares of common stock pursuant to the purchase agreement.

In accordance with ASC 805, "Business Combinations", the purchase agreement was deemed a business combination for accounting purposes. Assets acquired and liabilities assumed are reported at their fair values as at the Closing Date. The purchase price was determined to be $534,549 based on an independent valuation of WTI's business.

Sunvault Energy, Inc.

Notes to the Consolidated Financial Statements

December 31, 2014

(Expressed in U.S. dollars)

4.	Acquisition of Business Operations of 1301540 Alberta Ltd. (continued)

The fair value of the assets acquired and liabilities assumed from 1301540 are as follows:

$

Accounts receivable	278,946
Prepaid expenses	4,554
Transportation equipment	498,179
Goodwill	273,224
Accounts payable and accrued liabilities	(159,837)
Loan payable	(102,056)
Capital lease obligations	(258,461)
Total purchase price	534,549

5.	Acquisition of CleanGen Inc.

On July 15, 2014, the Company entered into a purchase agreement with Kanata Metis Cultural Enterprises Ltd. ("Kanata"), an Alberta, Canada corporation and Elizabeth Metis Settlement ("EMS"), an Alberta, Canada statutory corporation. Kanata and EMS are entities under common control. Pursuant to the agreement, the Company agreed to purchase 500,000 Class A shares of common stock of CleanGen Inc., in exchange for 8,000,000 shares of common stock of the Company. As part of the agreement, the aggregate amount of loans payable to Kanata of $1,161,042 (Cdn$1,235,000) and amount owed to EMS of $310,266 (Cdn$330,031) were forgiven. Refer to Notes 13 and 17. On July 23, 2014, the Company issued 8,000,000 shares of common stock pursuant to the purchase agreement and now has 100% of the issued and outstanding shares of CleanGen Inc.

In accordance with ASC 810, "Consolidation", the purchase agreement was deemed to be an equity transaction for accounting purposes. A summary of the change in the Company's ownership interest in CleanGen Inc. is as follows:

$

Net loss attributable to Sunvault Energy, Inc.	(1,176,282)

Increase in the Company's paid-up capital for purchase of 500,000 Class A shares of common stock of CleanGen Inc.	505,453

Change from net loss attributable to Sunvault Energy, Inc. and transfers from the non-controlling interest	(670,829)

6.	Acquisition of 1098541 Alberta Ltd.

On January 21, 2013, 1454004's 50% owned subsidiary, CleanGen Inc., entered into a purchase and sale agreement with EMS, whereby CleanGen Inc. acquired 50% of the outstanding shares of 1098541 Alberta Ltd. ("1098541"), including its 50% ownership in the limited partnership units of CuttingEdge Tire Recycling Limited Partnership ("CuttingEdge"), in exchange for $717,918 (Cdn$720,000). Of the $717,918 purchase price, $358,928 (Cdn$359,969) was paid during the year ended December 31, 2012, and was included in deferred acquisition costs at December 31, 2012.

At January 21, 2013, the remaining 50% ownership of 1098541 and CuttingEdge was held by Denesoline Environment Ltd. ("DEL"). On January 28, 2013, pursuant to the amended partnership agreement, DEL divested itself of its interest in 1098541 and CuttingEdge, and its 10 Class A common shares of 1098541 and its 10 Class A partnership units of CuttingEdge were cancelled for a payment of $757,796 (Cdn$760,000).

The closing date of the purchase and sale agreement with EMS was January 29, 2013, upon which CleanGen Inc. gained a 100% interest in 1098541, including its 100% interest in the limited partnership units of CuttingEdge.

Sunvault Energy, Inc.

Notes to the Consolidated Financial Statements

December 31, 2014

(Expressed in U.S. dollars)

6.	Acquisition of 1098541 Alberta Ltd. (continued)

At the date of acquisition, the fair values of the assets and liabilities of CuttingEdge consisted of the following:

$

Cash	314,474
Accounts receivable	245,040
Advances to related party	525,533
Prepaid expenses	148,073
Inventory	1,540,203
Equipment	1,199,942
Goodwill	24,746
Accounts payable and accrued liabilities	(265,965)
Deferred revenue	(1,982,861)
Site retirement obligation	(76,030)
Long-term debt	(851,610)
Capital lease obligations	(103,627)

Total purchase price	717,918

7.	Accounts Receivable

	December 31, 2014 $	December 31, 2013 $

Trade accounts receivable	898,141	952,575
GST receivable	9,411	30,088
Other receivable	2,522	4,604
	910,074	987,267

8.	Inventory

	December 31, 2014 $	December 31, 2013 $

Agriculture water tanks	846	--
Tire mulch	14,881	--
Tire shred	513,000	589,320
	528,727	589,320

9.	Property and Equipment

	Cost $	Accumulated amortization $	Net book value as at December 31, 2014 $	Net book value as at December 31, 2013 $

Building	94,768	--	94,768	--
Computer equipment	36,894	15,726	21,168	22,395
Field and production equipment	1,838,343	410,559	1,427,784	1,505,806
Furniture	20,825	8,044	12,781	5,390
Land	73,982	--	73,982	12,414
Transportation equipment	756,482	70,745	685,737	--
Truck	64,000	8,199	55,801	--

	2,885,294	513,273	2,372,021	1,546,005

Sunvault Energy, Inc.

Notes to the Consolidated Financial Statements

December 31, 2014

(Expressed in U.S. dollars)

9.	Property and Equipment (continued)

As at December 31, 2014, included in field and production equipment are assets under capital lease with an original cost of $224,515 (2013 - $303,049) and accumulated amortization of $35,898 (2013 - $47,405). Included in transportation equipment are assets under capital lease with an original cost of $586,669 (2013 - $nil) and accumulated amortization of $51,727 (2013 - $nil). During the year ended December 31, 2014, amortization expense includes $72,126 (2013 - $32,228) related to assets under capital leases.

As at December 31, 2014, field and production equipment includes machinery with a carrying value of $nil (2013 - $214,484) which was not available for use. As a result, no amortization of these assets has been recorded.

10.	Assets Held For Sale

Assets held for sale consists of solar panels which the Company acquired by issuing 333,333 units with a fair value of $500,000 in 2013. Refer to Note 18(bb). During the year ended December 31, 2014, the Company recorded a write-down of $17,956 due to lost or damaged solar panels.

11.	Goodwill

	Cost $	Foreign currency translation adjustment $	Impairment $	Net carrying value as at December 31, 2014 $	Net carrying value as at December 31, 2013 $

Coole Immersive Inc.	137,095	(18,022)	--	119,073	129,864
CuttingEdge Tire Recycling Limited Partnership	24,746	(9,990)	(14,756)	--	15,319
Werkman Transport Inc.	273,224	94,559	(68,005)	299,778	--
	435,065	66,547	(82,761)	418,851	145,183

12.	Accounts Payable and Accrued Liabilities

	December 31, 2014 $	December 31, 2013 $

Trade accounts payable	1,202,012	382,967
Accrued liabilities	63,095	40,631
GST payable	61,165	--
Income taxes payable	26,745	--
Salaries payable	44,910	41,206
Other payable	6,465	7,051
	1,404,392	471,855

13.	Loans Payable

(a)	As at December 31, 2014, the Company owed $nil (Cdn$nil) (2013 - $1,161,042 (Cdn$1,235,000)) to Kanata. The amount is non-interest-bearing, unsecured, and due on demand. During the year ended December 31, 2014, the loan was forgiven by Kanata and recorded as additional paid-in capital. Refer to Note 5. The Company recorded a foreign exchange gain of $13,912 to accumulated other comprehensive income upon forgiveness of debt.

(b)	As at December 31, 2014, the Company owed $nil (Cdn$nil) (2013 -- $33,844 (Cdn$36,000)) to Terrence Smith for the acquisition of Coole on July 19, 2012. The amount was secured by assets of Coole, non-interest bearing, and due on December 31, 2014.

(c)	As at December 31, 2014, the Company owed $115,281 (2013 -- $nil) to a non-related party for expenses paid on behalf of the Company. The amount due is non-interest bearing, unsecured, and due on demand.

14.	Capital Lease Obligations

	December 31, 2014 $	December 31, 2013 $

Treadco Inc., equipment lease repayable in monthly installments of $4,310 including interest at 12% per annum, due in February 2015, secured by specific field equipment.	23,707	57,224

Coast Capital, equipment lease repayable in monthly instalments of $1,022 including interest at 8.23% per annum, due in July 2017, secured by production equipment.	28,456	41,390

Coast Capital, equipment lease repayable in monthly instalments of $920 including interest at 8.23% per annum, due in July 2017, secured by production equipment.	34,988	--

National Leasing Group Inc., equipment lease repayable in monthly installments of $955, due in June 2019, secured by transportation equipment.	25,060	--

John Deere Finance, equipment lease repayable in monthly installments of $2,362, due in May 2014, secured by field equipment.	--	10,167

Travelers Financial Corporation, equipment lease repayable in monthly installments of $1,804, due in June 2016, secured by transportation equipment.	30,335	--

Travelers Financial Corporation, equipment lease repayable in monthly installments of $1,922, due in September 2016, secured by transportation equipment.	37,104	--

Travelers Financial Corporation, equipment lease repayable in monthly installments of $3,610, due in June 2018, secured by transportation equipment.	131,733	--

Mercado Capital Corporation, equipment lease repayable in monthly installments of $1,505, due in June 2019, secured by transportation equipment.	66,649	--

Blue Chip Leasing Corporation, equipment lease repayable in monthly installments of $706, due in June 2019, secured by transportation equipment.	24,630	--

National Leasing Group Inc., equipment lease repayable in monthly installments of $675, due in June 2019, secured by transportation equipment.	22,871	--

Westana Equipment Leasing Inc., equipment lease repayable in monthly installments of $1,888, due in June 2019, secured by transportation equipment.	57,467	--

Westana Equipment Leasing Inc., equipment lease repayable in monthly installments of $1,888, due in June 2019, secured by transportation equipment.	57,467	--

	540,467	108,781

Less: current portion	(163,373)	(70,032)

Long-term portion	377,094	38,749

Sunvault Energy, Inc.

Notes to the Consolidated Financial Statements

December 31, 2014

(Expressed in U.S. dollars)

14.	Capital Lease Obligations (continued)

Future minimum lease payments related to capital lease obligations are as follows:

$

2015	222,843
2016	184,201
2017	149,962
2018	110,186
2019	7,738

674,930

Less: imputed interest	(134,463)

540,467

Less: current portion	(163,373)

Long-term portion	377,094

15.	Long-term Debt

	December 31, 2014 $	December 31, 2013 $

Business Development Bank of Canada, repayable in monthly instalments of Cdn$6,000 plus interest at 7%, maturing May 17, 2018, secured by a general interest in all present and after acquired property.	212,051	298,956

Business Development Bank of Canada, repayable in monthly instalments of Cdn$6,667 plus interest at 8%, maturing May 17, 2018, secured by a general interest in all present and after acquired property.	235,624	332,190

John Deere Finance, repayable in monthly installments of Cdn$1,262 including interest at 0%, maturing on January 1, 2018, secured by specific equipment.	40,248	56,946

	487,923	688,092

Less: current portion	(144,080)	(155,932)

Long-term portion	343,843	532,160

Principal repayments on long-term debt in each of the next four years are as follows:

Year	Cdn $	$

2015	167,147	144,080
2016	167,147	144,080
2017	167,147	144,080
2018	64,597	55,683

	566,038	487,923

16.	Convertible Debt

(a)	On October 31, 2013, the Company issued a convertible promissory note in exchange for settlement of accounts payable of $15,000. The note bears interest at 8% per annum, is unsecured, and was due on April 30, 2014. The unpaid amount of principal and accrued interest can be converted at any time at the holder's option at a price of $0.50 per share of the Company's common stock. During the three months ended March 31, 2014, the Company issued additional amount under this convertible promissory note totalling $7,167 under the same terms. The maturity date will be accelerated to the closing date of any financing transaction in which the Company raises at least $250,000 in gross proceeds. On April 10, 2014, the Company issued 110,835 shares of common stock to settle the convertible debt of $22,167. Refer to Note 18(d).

Sunvault Energy, Inc.

Notes to the Consolidated Financial Statements

December 31, 2014

(Expressed in U.S. dollars)

16.	Convertible Debt (continued)

(b)	On November 1, 2013, the Company issued a convertible promissory note in exchange for settlement of accounts payable of $25,000. The note bears interest at 8% per annum, is unsecured, and was due on April 30, 2014. The unpaid amount of principal and accrued interest can be converted at any time at the holder's option at a price of $0.50 per share of the Company's common stock. In December 2013, the Company issued additional amount under this convertible promissory note totalling $10,000 under the same terms. The Company is to issue the holder 45,000 shares of common stock upon the initial conversion of this promissory note. The maturity date will be accelerated to the closing date of any financing transaction in which the Company raises at least $250,000 in gross proceeds. On February 18, 2014, the Company issued 350,000 shares of common stock to settle the convertible debt of $35,000. Refer to Note 18(u).

(c)	Effective April 22, 2014, the Company entered into private placement subscription agreements with several investors pursuant to which the Company issued convertible debentures in the aggregate amount of $225,455. The convertible debentures are unsecured, carry interest at the rate of 8% calculated annually and paid quarterly and may be converted into shares of the Company's common stock at any time at the conversion price of $0.30 per share. The Company must pay back the principal amount outstanding and accrued and unpaid interest any time before or at the maturity date of April 22, 2016. The Company incurred financing costs of $23,450 in connection with the financing, which was deferred and will be amortized over the term of the debt. During the year ended December 31, 2014, the Company amortized $8,148 of the deferred financing costs.

In accordance with ASC 470-20, "Debt with Conversion and Other Options", the Company determined that the convertible promissory note contained no embedded beneficial conversion feature as the convertible promissory note was issued with a conversion price higher than the fair market value of the Company's shares of common stock at the time of issuance.

(d)	Effective December 15, 2014, the Company entered into private placement subscription agreements with several investors pursuant to which the Company issued convertible debentures in the aggregate amount of $302,740. The convertible debentures carry interest at the rate of 10% calculated annually and paid quarterly and may be converted into shares of the Company's common stock, after six months from issuance, at a conversion price of $0.20 per share. If converted into common shares, the holder is entitled to one full warrant with an exercise price of $0.50 for a period of two years. The Company must pay back the principal amount outstanding and accrued and unpaid interest any time before or at the maturity date, which is two years from the date of issuance.

In accordance with ASC 470-20, "Debt with Conversion and Other Options", the Company determined that the convertible promissory note contained no embedded beneficial conversion feature as of December 31, 2014 as the convertible debentures are not convertible until six months from issuance.

17.	Related Party Transactions

(a)	As at December 31, 2014, the Company owed $10,286 (2013 - $nil) to a company controlled by the President of the Company, which is unsecured, non-interest bearing, and due on demand.

(b)	As at December 31, 2014, the Company was owed $56,511 (2013 - $nil) from a company controlled by the President of the Company, which is unsecured, non-interest bearing, and due on demand.

(c)	As at December 31, 2014, the Company owed $19,500 (2013 - $nil) to the Chief Technology Officer of the Company, which is unsecured, non-interest bearing, and due on demand.

(d)	As at December 31, 2014, the Company owed $14,980 (2013 - $nil) to the Treasurer and Secretary of the Company, which is unsecured, non-interest bearing, and due on demand.

(e)	As at December 31, 2014, the Company owed $107,232 (2013 - $nil) to a director of the Company, which is unsecured, non-interest bearing, and due on demand.

(f)	As at December 31, 2014, the Company was owed $158,886 (2013 - $nil) from a company controlled by a significant shareholder of the Company, which is unsecured, non-interest bearing, and due on demand.

(g)	As at December 31, 2014, the Company was owed $4,310 (Cdn$5,000) (2013 - $nil) from a director of the Company, which is unsecured, non-interest bearing, and due on demand.

(h)	As at December 31, 2014, the Company owed $20,804 (Cdn$24,134) (2013 - $18,929 (Cdn$20,134)) to the President and companies controlled by the President of 1454004, which is unsecured, non-interest bearing, and due on demand.

Sunvault Energy, Inc.

Notes to the Consolidated Financial Statements

December 31, 2014

(Expressed in U.S. dollars)

17.	Related Party Transactions (continued)

(i)	As at December 31, 2014, the Company owed $nil (2013 - $310,266 (Cdn$330,031)) to Elizabeth Metis Society, an entity under common control, related to the acquisition of 1098541 Alberta Ltd. The amount was unsecured, non-interest bearing, and due on demand. Refer to Note 5. The Company recorded a foreign exchange gain of $3,717 to accumulated other comprehensive income upon forgiveness of debt.

(j)	As at December 31, 2014, the Company owed $69 (Cdn$80) to (2013 -- was owed $22,815 (Cdn$24,268) from) a shareholder of Coole, which is unsecured, non-interest bearing, and due on demand.

(k)	As at December 31, 2014, the Company owed $154,209 (Cdn$178,898) (2013 -- $nil) to the President of WTI, which is unsecured, non-interest bearing, and due on demand.

(l)	For the year ended December 31, 2014, the Company incurred management fees of $133,573 (2013 - $172,858), consulting fees of $37,129 (2013 - $nil) and rent expense of $nil (2013 - $29,527) to the President and companies controlled by the President of 1454004.

(m)	For the year ended December 31, 2014, the Company incurred freight and transportation expenses of $62,952 (2013 - $377,467), equipment rental expenses of $3,521 (2013 - $nil), and sales and marketing expenses of $nil (2013 - $51,919) to a company owned by the spouse of a member of management of the Company. As at December 31, 2014, $nil (2013 - $40,076 (Cdn$42,629)) of these charges was included in accounts payable and accrued liabilities.

(n)	For the year ended December 31, 2014, the Company incurred labour costs of $296,824 (2013 - $nil) to a company controlled by the brother of the President of WTI.

(o)	For the year ended December 31, 2014, the Company incurred consulting fees of $36,223 (2013 - $nil) to a company controlled by a significant shareholder.

(p)	For the year ended December 31, 2014, the Company incurred consulting fees of $7,245 (2013 - $nil) to a director of the Company.

(q)	For the year ended December 31, 2014, included in labour costs are the following amounts:

•	$4,567 (2013 - $11,284) paid to the daughter of the President of 1454004; and
•	$41,035 (2013 - $55,248) paid to the son of the President of 1454004.

(r)	For the year ended December 31, 2014, included in salaries and subcontracting fees are the following amounts:

•	$3,490 (2013 - $nil) paid to the son of the President of 1454004; and
•	$12,980 (2013 - $nil) paid to a director of 1454004.

(s)	For the year ended December 31, 2014, included in management fees are the following amounts:

•	$115,000 (2013 - $nil) paid to the President of the Company;
•	$34,500 (2013 - $nil) paid to the Chief Technology Officer of the Company;
•	$141,755 (2013 - $nil) paid to a director of the Company;
•	$76,974 (2013 - $nil) paid to the President of WTI;
•	$76,119 (2013 - $69,782) paid to the daughter of the President of 1454004;
•	$46,185 (2013 - $40,785) paid to the son of the President of 1454004; and
•	$129,800 (2013 - $126,695) paid to a director of 1454004.

18.	Common Stock

Share transactions for the year ended December 31, 2014:

(a)	On March 7, 2014, the Company issued 19,500,000 shares of common stock pursuant to the share purchase agreement with 1454004 to effect the acquisition and reverse capitalization. Refer to Note 3.

(b)	On April 4, 2014, the Company issued 120,000 shares of common stock with a fair value of $15,600 to a company controlled by the President of the Company to settle debt of $30,000. The Company recorded a gain on settlement of debt of $14,400.

(c)	On April 4, 2014, the Company issued 50,000 shares of common stock with a fair value of $6,500 to the Chief Technology Officer of the Company to settle debt of $12,500. The Company recorded a gain on settlement of debt of $6,000.

(d)	On April 10, 2014, the Company issued 191,130 shares of common stock with a fair value of $37,833 to settle the convertible debt of $22,167, accounts payable of $15,000 and accrued interest of $666. Refer to Note 16(a).

Sunvault Energy, Inc.

Notes to the Consolidated Financial Statements

December 31, 2014

(Expressed in U.S. dollars)

18.	Common Stock (continued)

Share transactions for the year ended December 31, 2014 (continued):

(e)	On April 14, 2014, the Company issued 3,333,334 shares of common stock to acquire 100% of the shares of Eco-West Transport Inc., a company based in Alberta, Canada, which is in the business of providing trucking transportation services. On September 9, 2014, the agreement was mutually rescinded. As a result, the Company cancelled the 3,333,334 shares of common stock issued to Eco-West Transport Inc.

(f)	On April 28, 2014, the Company issued 5,000,000 shares of common stock with a fair value of $178,183 pursuant to the purchase agreement with 1301540. Refer to Note 4.

(g)	On June 5, 2014, the Company issued 100,000 shares of common stock with a fair value of $19,000 to a consultant pursuant to a consulting agreement dated April 15, 2014, of which $19,000 was expensed as consulting fees which reflects the pro-rata portion of the services provided to December 31, 2014. The fair value of the shares was determined based on the closing price of the Company's common stock at $0.19 per share on April 15, 2014.

(h)	On June 5, 2014, the Company issued 300,000 shares of common stock with a fair value of $30,000 to a consultant pursuant to an agreement dated March 1, 2014, which was recorded as deferred compensation and will be expensed as consulting fees pro-rata over the term of the agreement which will commence in March 2015. The fair value of the shares was determined based on the closing price of the Company's common stock at $0.10 per share on March 1, 2014.

(i)	On June 5, 2014, the Company issued 500,000 shares of common stock with a fair value of $60,000 to a consultant pursuant to an agreement dated March 15, 2014.

(j)	On June 6, 2014, the Company issued 600,000 shares of common stock with a fair value of $114,000 to a consultant pursuant to an agreement dated April 15, 2014.

(k)	On June 6, 2014, the Company issued 40,150 shares of common stock with a fair value of $7,628 to a consultant pursuant to an agreement dated May 28, 2014.

(l)	On June 11, 2014, the Company issued 60,000 shares of common stock with a fair value of $9,000 to the Chief Technology Officer of the Company to settle debt of $9,000.

(m)	On June 11, 2014, the Company issued 500,000 shares of common stock with a fair value of $95,000 to a consultant pursuant to an agreement dated April 15, 2014.

(n)	On July 23, 2014, the Company issued 8,000,000 shares of common stock to acquire 500,000 Class A shares of common stock of CleanGen Inc., upon which the Company secured a 100% interest of CleanGen Inc. Refer to Note 5.

(o)	On July 29, 2014, the Company issued an additional 190,000 shares of common stock to re-price the subscription price for a private placement of shares of common stock issued on September 16, 2013.

(p)	On August 8, 2014, the Company issued 1,000,000 shares of common stock with a fair value of $170,000 to two vendors to purchase trailer units pursuant to equipment purchase agreements dated July 25, 2014.

(q)	On August 8, 2014, the Company issued 400,000 shares of common stock with a fair value of $64,000 to a vendor to purchase an oil service truck pursuant to an equipment purchase agreement dated July 29, 2014.

(r)	On September 26, 2014, pursuant to an addendum to the Services and Commission Agreement with Aboriginal Financial Services Corporation ("AFSC"), a company controlled by a director of the Company, the Company issued 500,000 shares of common stock with a fair value of $130,000 to AFSC as additional consideration for AFSC's performance of services rendered in identifying and introducing other business opportunities to the Company. Refer to Note 21(g).

(s)	On October 10, 2014, the Company issued 4,000,000 shares of common stock with a fair value of $210,711 pursuant to the purchase agreement with 1301540 Alberta Ltd. as payment towards the purchase price. Refer to Note 4.

(t)	As at December 31, 2014, the Company had $134,916 (Cdn$156,516) (2013 -- $nil) in common stock issuable to a company controlled by the President of WTI for the acquisition of certain assets and assumption of certain liabilities of 1301540 on April 15, 2014. Refer to Note 4.

Sunvault Energy, Inc.

Notes to the Consolidated Financial Statements

December 31, 2014

(Expressed in U.S. dollars)

18.	Common Stock (continued)

Share transactions of the Company prior to the reverse capitalization:

	Common Stock		Additional Paid-in
	Shares #	Amount $	Capital $

Balance, December 31, 2012	101,600,000	101,600	(15,501)

Shares issued for cash	94,000	94	125,906
Shares returned for cancellation	(36,850,000)	(36,850)	36,850
Shares issued for assets held for sale	333,333	333	499,667

Balance, December 31, 2013	65,177,333	65,177	646,922

Fair value of stock options vested	--	--	231,320
Shares issued to settle convertible debt	350,000	350	34,650
Shares issued for services rendered	300,000	300	29,700

Balance, February 19, 2014	65,827,333	65,827	942,592

Share transactions of the Company for the period from December 31, 2013 to February 19, 2014 prior to the reverse capitalization:

(u)	On February 18, 2014, the Company issued 350,000 shares of common stock to settle convertible debt of $35,000. Refer to Note 16(b).

(v)	On February 18, 2014, the Company issued 300,000 shares of common stock pursuant to a licensing agreement. Refer to Note 21(c).

Share transactions of the Company for the year ended December 31, 2013 prior to the reverse capitalization:

(w)	On May 31, 2013, the Company increased its authorized shares from 75,000,000 to 500,000,000 shares of common stock.

(x)	On June 28, 2013, the Company effected a 20-for-1 forward stock split of its issued shares of common stock. All share amounts were retroactively restated for all periods presented.

(y)	On August 6, 2013, the Company accepted 36,850,000 shares of common stock for return and cancellation from a significant shareholder in exchange for the issuance of 20,000,000 share purchase warrants and the transfer of intellectual property that it had previously acquired for a nominal amount. The share purchase warrants are exercisable at $2.00 per share expiring ten years from the date of issuance.

(z)	On September 16, 2013, the Company issued 60,000 units at $1.25 per unit for proceeds of $75,000. Each unit consisted of one share of common stock and one share purchase warrant exercisable at $2.00 per share expiring two years from the date of issuance. The subscriber is required to exercise the share purchase warrants if the Company's share price trades at a price of $2.50 or higher for a period of 14 consecutive days.

(aa)	On September 17, 2013, the Company issued 34,000 units at $1.50 per unit for proceeds of $51,000. Each unit consisted of one share of common stock and one share purchase warrant exercisable at $2.00 per share expiring two years from the date of issuance. The subscriber is required to exercise the share purchase warrants if the Company's share price trades at a price of $2.50 or higher for a period of 14 consecutive days.

(bb)	On November 15, 2013, the Company issued 333,333 units with a fair value of $500,000 to a significant shareholder for the purchase solar panels. Each unit consisted of one share common stock and one share purchase warrant exercisable at $2.00 per share expiring two years from the date of issuance. The subscriber is required to exercise the share purchase warrants if the Company's share price trades at a price of $2.50 or higher for a period of 14 consecutive days.

Sunvault Energy, Inc.

Notes to the Consolidated Financial Statements

December 31, 2014

(Expressed in U.S. dollars)

19.	Stock Options

On February 6, 2014, the Company adopted the 2014 Stock Option Plan which permits the Company to grant stock options for up to 12,968,800 shares of common stock to officers, directors, employees, and consultants. The Board of Directors will determine the exercise price and vesting schedule for stock options granted. The maximum term of stock options granted is five years.

A summary of the Company's stock option activity is as follows:

	Number of options	Weighted average exercise price $	Aggregate intrinsic value $

Outstanding, December 31, 2012 and 2013	--	--

Issued as part of the recapitalization	3,100,000	0.10

Outstanding, December 31, 2014	3,100,000	0.10	744,000

Additional information regarding stock options outstanding as at December 31, 2014, is as follows:

Outstanding and exercisable
Range of exercise prices $	Number of shares	Weighted average remaining contractual life (years)	Weighted average exercise price $

0.10	3,100,000	4.1	0.10

20.	Share Purchase Warrants

Pursuant to a consulting agreement dated April 15, 2014, the Company issued 100,000 share purchase warrants exercisable at a price of $2.00 per share for a term of three years. The fair value of the warrants of $1,800 was estimated using the Black-Scholes option pricing model with the following weighted average market assumptions: expected life -- 3 years; volatility -- 100%; dividend rate -- 0%; and risk free rate -- 0.84%.

The following table summarizes the continuity of share purchase warrants:

	Number of warrants	Weighted average exercise price $

Balance, December 31, 2013	--	--

Issued as part of the recapitalization	20,427,333	2.00
Issued to a consultant	100,000	2.00

Balance, December 31, 2014	20,527,333	2.00

Sunvault Energy, Inc.

Notes to the Consolidated Financial Statements

December 31, 2014

(Expressed in U.S. dollars)

As at December 31, 2014, the following share purchase warrants were outstanding:

Number of warrants	Exercise Price $	Expiry date

60,000	2.00	September 16, 2015
34,000	2.00	September 17, 2015
333,333	2.00	November 15, 2015
100,000	2.00	April 15, 2017
20,000,000	2.00	August 6, 2023
20,527,333

21.	Commitments and Contingencies

(a)	On August 10, 2010, CleanGen Power Corp. ("CleanGen Power") entered into a lease agreement for land and a building in consideration for base rent of $2,256 (Cdn$2,617) per month, expiring on March 31, 2015. The minimum lease payment over the remaining term of the lease is $6,768.

(b)	On September 14, 2011, CleanGen Power received notice that The Groundworx Co. ("Groundworx") was seeking damages of Cdn$33,678 for repair services provided for a Doppstadt Shredder (the "Shredder"). Management of CleanGen Power asserts that any repair services provided for the Shredder was done without the agreement and the knowledge of CleanGen Power. On October 5, 2012, CleanGen Power filed a Statement of Defense and Counterclaim, seeking damages of Cdn$6,000,000 from Groundworx for the following: (i) trespassing, including physical damage to the gates and structures located on land that CleanGen Power was entitled to possession of; (ii) removal and conversion of the Shredder without permission; (iii) consequential losses arising from, but not limited to, CleanGen Power's inability to perform its obligations under agreements with third parties as a direct result of the loss of the Shredder; (iv) damages arising from the disruption of CleanGen Power's business, causing CleanGen Power to be unable to honour all of its financial obligations to third parties; and (v) administrative time and resources spent by CleanGen Power to locate the Shredder and to deal with the abovementioned acts of Groundworx. On November 16, 2012, CleanGen Power received a Statement of Defense to Counterclaim from Groundworx, who denied all of the allegations in the Counterclaim. CleanGen Power has until April 30, 2016 to advance the action or it risks automatic dismissal for delay by the Court.

(c)	On December 9, 2013, the Company entered into a licensing agreement pursuant to which the Company has been granted a royalty-bearing, exclusive license to certain patented inventions. The Company has agreed to pay the licensor $3,000 and issue shares of common stock equal to a fair value of $30,000 on or before January 8, 2014. Refer to Note 18(v). The Company will pay royalties to the licensor calculated based on 4% of net sales for licensed products and processes. The minimum royalty payments are to be paid in advance on a quarterly basis as follows: December 3, 2018: - $500; year 2019 - $2,000; year 2020 - $4,000; year 2021 - $6,000; year 2022 - $8,000; and $10,000 for year 2023 and every year thereafter for the life of the agreement. If the first sale of a licensed product occurs before 2019, the first minimum royalty payment will be due on December 31 of the year in which the first sale occurred and the due dates for the subsequent minimum royalty payments will be adjusted accordingly. The Company must provide funding of at least $50,000 by January 6, 2014 for research by the licensor in the area of electrochemical based solar cells with energy storage capacity. In addition, the Company must pay the licensor milestone payments as follows: $5,000 upon completion of a working prototype due on March 31, 2018 and $10,000 upon its first commercial sale due on March 31, 2019. The Company must execute the first commercial sales of products to a retail customer on or before March 31, 2019 or the licensor has the right to terminate the agreement. The term of this license will continue until the latter of the date that no licensed patent remains a pending application or an unforceable patent, or the date on which the licensee's obligation to pay royalties expires.

(d)	On January 16, 2014, the Company entered into an agreement with a company controlled by the President of the Company whereby the Company is to pay $10,000 per month which is to be paid with shares of common stock of the Company until the Company has adequate funding. If the agreement is terminated by the Company without cause or as a result of a change in control, the company controlled by the President of the Company will be entitled to termination pay of $240,000.

(e)	On March 31, 2014, CleanGen Power, received a demand for payment of Cdn$1,045,627 from the Province of Alberta pursuant to the biorefining commercialization and market development program grant agreement (the "Grant Agreement"). The amount consists of Cdn$969,157 of grant funds disallowed under the Grant Agreement and Cdn$76,471 of interest earned on the grant funds. While CleanGen Power acknowledges that it was in default of the Grant Agreement, the breach was brought about in part by circumstances beyond CleanGen Power's control. In particular, a sawdust pile fire incident occurred from December 2 to December 21, 2011, which consumed 250,000 tonnes of wood material to be used for the biomass project worth Cdn$1,500,000 to Cdn$2,000,000 and cost approximately Cdn$500,000 to put out. This greatly affected CleanGen Power's ability to progress with the project under the Grant Agreement. As such, CleanGen Power is in discussions with the Province of Alberta to reduce or settle the amount owed. As the Company have not received further communications from the Province of Alberta, there is uncertainty as the the estimated amount owed and the probability of the payout. As such, the Company did not record an accrual for the contingent liability.

(f)	On April 15, 2014, the Company entered into a management agreement with 1301540 whereby the Company is to pay Cdn$10,000 per month for management services of Jason Werkman for a term of five years.

Sunvault Energy, Inc.

Notes to the Consolidated Financial Statements

December 31, 2014

(Expressed in U.S. dollars)

21.	Commitments and Contingencies (continued)

(g)	On April 24, 2014, the Company entered into a Services and Commission Agreement with AFSC pursuant to which AFSC will provide the Company with knowledge regarding various Aboriginal peoples, groups, organizations and First Nations, Metis and Inuit communities ("Aboriginal Stakeholders") and their business practices to assist the Company in identifying utility resource development and associated services to assist the Company with contractual arrangements for the development of resource opportunities on Aboriginal lands.

Under the terms of the agreement, the Company agreed to pay AFSC a one-time retainer of Cdn$3,000 upon execution of the agreement and reimburse AFSC on a monthly basis for pre-approved out-of-pocket expenses. The Company has also agreed to issue the following shares based on various target contracts, as more particularly described in the agreement:

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

On September 26, 2014, pursuant to an addendum to the Services and Commission Agreement with AFSC, the Company issued 500,000 shares of common stock to AFSC as additional consideration for AFSC's performance of services rendered in identifying and introducing other business opportunities to the Company. Refer to Note 18(r).

(h)	On December 15, 2014, the Company entered into a license and development agreement with a non-related party to develop the nanotech energy graphine energy storage device. Pursuant to the agreement, the Company shall provide all funding in a sufficient amount to (i) develop and equip a factory to manufacture the products; and (ii) provide the proposed funding of $10,000,000 within 75 days of December 15, 2014. On June 3, 2015, the agreement was mutually terminated.

Sunvault Energy, Inc.

Notes to the Consolidated Financial Statements

December 31, 2014

(Expressed in U.S. dollars)

22.	Supplemental Cash Flow Information

	$	$

Non-cash investing and financing activities:

Forgiveness of related party debt recorded as additional paid-in capital	1,453,679	--
Property and equipment financed under capital lease	350,396	149,497
Shares issued to acquire the business operations of 1301540 Alberta Ltd.	388,894	--
Shares issued to acquire property and equipment	234,000	--
Shares issued to settle convertible debt	22,167	--
Shares issued to settle related party debt	31,100	--
Shares issued to settle accounts payable and accrued liabilities	15,666	--

Supplemental disclosures:

Interest paid	75,240	57,653
Income taxes paid	2,388	6,280

23.	Segmented Information

The Company has three reportable segments: (i) recycling services, (ii) services rig and software revenue, and (iii) transportation services. The Company allocates resources to and assess the performance of each reportable segment using information about its revenue and operating income (loss). The Company does not evaluate operating segments using discrete asset information.

The "Corporate and other" category includes income, expenses and charges such as:

•	results of operations of various initiatives which support all of the Company's reportable segments;
•	corporate management costs, such as human resources, finance and legal, not allocated to the Company's reportable segments; and
•	stock-based compensation.

The following table summarizes the financial performance of the Company's reportable segments:

	2014 $	2013 $

Recycling services	5,925,445	6,811,872
Services rig and software revenue	278,980	179,125
Transportation services	2,121,341	--
Elimination of inter-segment net revenue	(312,981)	--

Total consolidated net revenue	8,012,785	6,990,997

The following table provides a reconciliation to the Company's consolidated operating results:

	2014 $	2013 $

Recycling services	454,914	310,881
Services rig and software revenue	38,744	13,774
Transportation services	(227,881)	257,111
Corporate and other	(1,356,279)	(187,896)

Total consolidated operating income (loss)	(1,090,502)	393,870

Segmentation by geographical location is not presented as all revenues are earned in Canada and all long-lived assets are located in Canada. Total assets by segment are not presented as that information is not used to allocate resources or assess performance at the segment level and is not reviewed by the Chief Operating Decision Maker of the Company.

Sunvault Energy, Inc.

Notes to the Consolidated Financial Statements

December 31, 2014

(Expressed in U.S. dollars)

24.	Income Taxes

The Company is subject to income taxes at a combined rate of 34% (2013 -- 25%). The reconciliation of the provision for income taxes at the combined statutory rate compared to the Company's income tax expense as reported is as follows:

	2014 $	2013 $

Income tax expense (recovery) at statutory rate	(397,196)	83,915

Permanent difference and other	66,041	130,118
Change in tax rates and true up	2,023	--
Difference in tax rates between foreign jurisdictions	(59,577)	--
Valuation allowance change	416,118	(212,595)

Provision for income taxes	27,409	1,438

The significant components of deferred income tax assets and liabilities as at December 31, 2014 and 2013, after applying enacted income tax rates, are as follows:

	2014 $	2013 $

Net operating losses carried forward	655,597	290,254
Property and equipment	(107,482)	(158,380)
Goodwill	(36,353)	(36,230)
Valuation allowance	(511,762)	(95,644)

Net deferred income tax asset	--	--

The Company has net operating losses carried forward of $2,206,841 which may be carried forward to apply against future year income tax for income tax purposes, subject to the final determination by taxation authorities, expiring in the following years:

$

2031	364,895
2032	796,121
2034	1,045,825

2,206,841

Sunvault Energy, Inc.

Notes to the Consolidated Financial Statements

December 31, 2014

(Expressed in U.S. dollars)

25.	Subsequent Events

(a)

Subsequent to December 31, 2014, the Company entered into private placement subscription agreements with several investors pursuant to which the Company issued convertible debentures in the aggregate amount of $443,763. The convertible debentures are unsecured, due two years from the date of issuance, bear interest at the rate of 10% per annum, calculated annually and paid quarterly, and may be converted into units after six months from the date of issuance at a conversion price of $0.20 per unit. Each unit is to consist of one share of common stock and one share purchase warrant exercisable at a price of $0.50 per share for a period of two years from the date of conversion.

(b)

Subsequent to December 31, 2014, the Company entered into private placement subscription agreements with several investors pursuant to which the Company issued convertible debentures in the aggregate amounts of $465,368 and $70,176 (Cdn$87,830). The convertible debentures are unsecured, due two years from the date of issuance, bear interest at the rate of 8.5% per annum, calculated annually and paid quarterly, and may be converted into units after six months from the date of issuance or if the shares trade above $0.75 for a 14 day period at a conversion price of $0.25 per unit. Each unit is to consist of one share of common stock and one share purchase warrant exercisable at a price of $1.00 for a period of two years from the date of conversion.

(c)	On January 8, 2015, CleanGen Inc. entered into a Bill of Sale with a company controlled by the President of the Company to sell 250 KW of the solar panels recorded as assets held for sale in consideration for a promissory note in the amount of $375,000. Interest is calculated at 8% on the total loan amount and paid every six months. Interest is waived if the note is converted to common shares of the company controlled by the President of the Company through a shares for debt agreement within the first six months.

(d)	On January 27, 2015, WTI entered into a lease agreement for transportation equipment. The lease is repayable in monthly installments of Cdn$4,070, due in March 2020, and secured by transportation equipment.

(e)	On January 29, 2015, WTI entered into a lease agreement for transportation equipment. The lease is repayable in monthly installments of Cdn$6,104 for the first six months and decreasing to Cdn$4,341 for the remainder of the term, due in March 2019, and secured by transportation equipment.

(f)	In January 2015, the Company entered into an agreement with the Halalt First Nation and Halalt Transportation General Partner Ltd. to form the Halalt Transportation Limited Partnership (the "Partnership") to provide transportation services. On January 30, 2015, the Partnership was formed. The Company owned 49% of the Partnership and Halalt (Transport) GP Holdings, a wholly-owned company of the Halalt First Nation, owned 51%.

(g)

On February 15, 2015, WTI entered into a lease agreement for transportation equipment. The lease is repayable in monthly installments of Cdn$1,943, due in September 2016, and secured by transportation equipment.

(h)

On February 25, 2015, WTI entered into a lease agreement for transportation equipment. The lease is repayable in monthly installments of Cdn$3,674, due in March 2020, and secured by transportation equipment.

(i)	On March 18, 2015, the Company entered into a management agreement with AFSC for services to be rendered as an officer and director of the Company. In consideration of the management services rendered, the Company agrees to pay AFSC the following fees and expenses:

i)	Upon execution of this agreement, the Company agrees to issue to AFSC 666,667 unrestricted common voting shares of the Company at the then prevailing market price and stock options as determined by the Board of Directors;

ii)	The Company agrees to pay to AFSC a monthly fee of $12,500, plus applicable taxes, in equal semi-monthly installments which is to be paid with shares of common stock of the Company until the Company has adequate funding;

iii)	The Company agrees to pay AFSC for all reasonable and necessary travel and out of pocket expenses incurred in fulfilling its obligations under this agreement upon verification of all related receipts; and

iv)	The Company agrees to issue stock and stock options to AFSC, at its discretion at such times and in such amounts as it determines from time to time. AFSC shall be entitled to participate in other incentive plans or employee incentive stock options. Such stock options are to be exercisable for a minimum period of five years from the date of grant, considered earned and fully vested at the time of issue regardless of whether AFSC exercises its right, and the Company shall have no right to cancel or rescind such stock options granted thereafter.

(j)

On May 15, 2015, the Company issued 1,518,666 share purchase warrants exercisable at a price of $0.50 per share of common stock for a period of 90 days from when the Company's shares resume trading. To exercise the share purchase warrants, each holder must first exercise a minimum of 25% of the respective share purchase warrants issued. Through to the date of these financial statements, the Company has received proceeds in the amount of $157,700 pursuant to the future exercise of share purchase warrants.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to our management, including our chief executive officer (our principal executive officer, principal financial officer and principal accounting officer), as appropriate, to allow timely decisions regarding required disclosure.

As required by Rule 13a-15(e), our management has carried out an evaluation, with the participation and under the supervision of our chief executive officer (our principal executive officer, principal financial officer and principal accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures, as of December 31, 2014. Based upon, and as of the date of this evaluation, our chief executive officer (our principal executive officer, principal financial officer and principal accounting officer), and in light of the material weaknesses identified below, concluded that our disclosure controls and procedures were not effective.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. The Exchange Act defines internal control over financial reporting as a process designed by, or under the supervision of, our chief executive officer (our principal executive officer, principal financial officer and principal accounting officer) and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of our company;
•	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and;
•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

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

Under the supervision of our chief executive officer (our principal executive officer, principal financial officer and principal accounting officer), management assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. In making this assessment, management used the framework set forth in the report entitled Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). The COSO framework summarizes each of the components of a company's internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring.

A material weakness is a deficiency or a combination of control deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of December 31, 2014, our company determined that there were significant deficiencies that constituted material weaknesses, as described below:

•	We did not maintain appropriate cash controls - Our company has not maintained sufficient internal controls over financial reporting for the cash process, including failure to require dual signature on our company's bank accounts.
•	Lack of segregation of duties - We had an inadequate number of personnel to properly implement control procedures.
•	Lack of a formal review process that includes multiple levels of review from adequate personnel with requisite expertise - We did not have a functioning audit committee of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures.

In light of the existence of these control deficiencies, management concluded that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by our c company's internal controls. As a result, management has concluded that our company did not maintain effective internal control over financial reporting as at December 31, 2014 based on criteria in Internal Control - Integrated Framework issued by COSO.

Saturna Group Chartered Accountants LLP, an independent registered public accounting firm, was not required to and has not issued a report concerning the effectiveness of our internal control over financial reporting as of December 31, 2014.

Changes in Internal Control Over Financial Reporting

During the year ended December 31, 2014, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to affect materially, our internal control over financial reporting.

Item 9B. Other Information

On January 3, 2014, Allen Crowley resigned from his position as a director of the Company. To the knowledge of the executive officers of the Company, Mr. Crowley's resignation was not due to any disagreement with the Company on any matter relating to the Company's operations, policies, practices or otherwise.

On January 9, 2014, Former-Governor William Richardson resigned as a director of our company. His resignation was not due to any disagreement with our company on any matter relating to our company's operations, policies, practices or otherwise. On January 14, 2014, after a conversation with our company, former-governor William Richardson rescinded his resignation of January 9, 2014 and resumed his position as a director of our company.

On January 11, 2014, John Crawford, who at that time was chief executive officer and a director of our company, received a copy of an executed written consent of shareholders that hold a majority of the outstanding shares of common stock of our company. The shareholder action, removed Mr. Crawford from his positions as chief executive officer and director of our company. Due to this action, Mr. Crawford felt compelled to relinquish his position as an officer and director of our company on January 11, 2014 through the filing of a current report on Form 8-K filed on January 13, 2014, which he initiated. Our company's direction and Mr. Crawford's were not in alignment with each other as was Mr. Crawford's personal assessment of the situation as described in the filed Form 8-K.

On January 14, 2014, Gary Monaghan was appointed as president, chief executive officer and as a director of our company.

Effective January 15, 2014, Larry Faulk, Lorne Roseborough and Paul Bercier were appointed as directors of our company and our secretary, Rory Husch, was also appointed treasurer.

On July 9, 2014, James Malcolm Ross was appointed as a director of our company. Mr. Ross resigned as a director of our company on January 13, 2015. His resignation was not due to any disagreement with our company on any matter relating to our company's operations, policies, practices or otherwise.

Effective July 25, 2014, we appointed Trent Blind as a director of our company.

Effective November 28, 2014, Derek Bannister resigned as a director of our company. The resignation of Mr. Bannister was not the result of any disagreement with our company regarding our operations, policies, practices or otherwise.

Effective January 13, 2015, James Malcolm Ross resigned as a director of our company. The resignation of Mr. Ross was not the result of any disagreement with our company regarding our operations, policies, practices or otherwise.

On March 17, 2015, Gary Monaghan resigned as president of our company. The resignation of Mr. Monaghan was not the result of any disagreement with our company regarding our operations, policies, practices or otherwise.

Concurrently, on March 17, 2015, Trent Blind, a director of our company, was appointed as president of our company.

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

Name	Position Held with our Company	Age	Date First Elected or Appointed
Gary Monaghan	Chief Executive Officer, and Director	55	January 14, 2014
Rory Husch	Secretary and Treasurer	37	May 8, 2013
Trent Blind	President and Director	51	July 25, 2014
William Richardson	Director	67	July 8, 2013
Larry Faulk	Director	78	January 15, 2014
Lorne Roseborough	Director	62	January 15, 2014
Paul Bercier	Director	70	January 15, 2014
Dr. Robert Murray-Smith	Director		June 1, 2015

Business Experience

The following is a brief account of the education and business experience of our directors and executive officers during at least the past five years, indicating their principal occupations and employment during the period, and the name and principal business of the organization in which such occupations or employment were carried on.

Gary Monaghan - Chief Executive Officer and Director

Gary Monaghan has acted as our president, chief executive officer and director since January 14, 2014. Mr. Monaghan resigned as our president on March 17, 2015. Mr. Monaghan has private, public and corporate senior management experience, with a focus on marketing. He has over 30 years of senior management experience in the communications industry working for companies such as regional marketing director for the BC Interior for Shaw Communications, marketing manager for Rogers Communications Calgary, president for MDU Communications, president and chief executive officer of Ultimate Viewer Multimedia and president and chief executive officer of 3One Media Corp. He was the president and founder of MDU Communications International, Inc. (OTC:BB MDTV) from September 1998 to May 2001. Mr. Monaghan negotiated the sale of the Canadian Operations to Shaw Direct for CAN$10 million in 2001. Mr. Monaghan developed a software product through Ultimate Viewer, raising about $1 million in the private company and then sold the company to 3One Media Corp where an additional $4 million was raised for a broadband over power line initiative. In August of 2011, Mr. Monaghan stepped into the role of chief executive officer for UC Resources Ltd. He successfully negotiated the sale of the company's McFaulds Project to a subsidiary of Cliffs Natural Resources for CAN$6 million. Mr. Monaghan is the Executive Chairman of UC Resources Ltd. Mr. Monaghan is the CEO of Circle United Networks Corp, a privately held wireless technology company. Mr. Monaghan was appointed as he has extensive experience with new high growth technology companies.

Rory Husch - Secretary and Treasurer

Rory Husch was appointed as secretary of our company on May 8, 2013 and as treasurer on January 15, 2014. Mr. Husch is the founder and operator of Response Management Services Inc. since 2006.Mr. Husch has been appointed in the role of secretary and treasury because of his successful business experience.

Trent Blind - President and Director

Trent Blind has acted as a director of our company since July 25, 2015 and was appointed as president of our company on March 17, 2015. Mr. Blind is currently the chairman of the Ermineskin Cree Nation group of companies and senior advisor and executive management consultant to ATCO Structures & Logistics Ltd., ATCO Sustainable Communities Inc. and Simplex Grinnell.

Mr. Blind served Aboriginal communities throughout the Province of Alberta and the Northwest Territories in his role as one of the founding senior managers of Aboriginal Banking with the Bank of Montreal. He played a strategic role in guiding the Bank of Montreal in establishing a billion dollar portfolio with various Aboriginal communities throughout Canada.

Mr. Blind is also the founding president and chief executive officer of George Gordon First Nation Holdings Inc. the former parent business development company for the George Gordon First Nation. In past years, he completed a four-year contract as the chief financial officer for the Siksika Nation's economic and business development arm. During his appointment as chief financial officer, the group of companies' assets grew from $14 million in market value to in excess of $100 million.

Mr. Blind has served as a senior advisor to the Western Cree Tribal Council in representing their socio-economic and business development interests in the proposed $6 billion Enbridge Gateway Pipeline Project. He has in past years also served as the chief negotiator and senior advisor to the Akaitcho Treaty 8 Chiefs in representing their socio-economic and business development interests in the Ekatai Diamond Mine owned and operated by BHP Billiton - the largest resource and mining company in the world. Mr. Blind has also held positions with a few federal government departments including Immigration Canada, Revenue Canada and Indian and Northern Affairs Canada.

Over the years Mr. Blind has participated in a number of community events and has made several presentations to numerous organizations in raising the public's awareness of Aboriginal issues. He has been a director with a number of local, regional and national Aboriginal organizations including the Canadian Aboriginal Science and Technology Society, the Calgary Chamber of Commerce's Aboriginal Opportunities Committee, the Canadian Council for Aboriginal Business (Alberta Chapter), Petromin Resources Ltd., a public company listed on the TSE Venture Exchange and was past chairman of the Metis Economic Development Corporation. He is currently the chairman of Treaty 7 Economic Development Corporation's Investment Committee. Mr. Blind is the president and principal owner of Aboriginal Financial Services Corporation, a senior advisory and executive management consulting services firm.

Mr. Blind is a Treaty Indian from the Gordon's First Nation in the Treaty 4 area of southern Saskatchewan. He attended the University of Alberta and the University of Regina and has earned two degrees: a Bachelor of Arts, Economics (Special) from the University of Alberta and a Bachelor of Administration from the University of Regina. He majored in economics and finance and is a CMA Associate.

Former-Governor William Richardson - Director

Former-Governor William Richardson, III, has acted as a director of our company since July 8, 2013. Governor Richardson was governor of New Mexico from 2003 to 2011. Bill Richardson was born in California but raised mostly in Mexico City. He received his bachelor's (1970) and master's (1971) degrees from Tufts University, then worked on Capitol Hill in Washington, DC. By the end of the 1970s he was a New Mexico resident with political ambitions, and in 1982 he was elected to the U.S. House of Representatives, where he served until 1997. During the administration of President Bill Clinton he served as the U.S. ambassador to the United Nations (1997-98) and as Secretary of Energy (1998-2001). After Clinton's term ended, Richardson lectured, served on corporate boards and worked as a consultant with Kissinger McLarty Associates (headed by Henry Kissinger and former Clinton chief of staff Thomas McLarty). Mr. Richardson's global relationship base, diplomacy style and continual quest for demonstrable results is anticipated to facilitate our company with increased ability to execute our global strategy, as well as further develop our local, national and international footprint.

Larry Faulk - Director

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

Lorne Roseborough - Director

Lorne Roseborough has acted as a director of our company since January 15, 2014. Mr. Roseborough currently is Chairman of CleanGen Inc and director of Sunvault Energy.Mr. Roseborough previously held the position as a Start-up Lead Executive for DowCorning's $1.2 billion Semiconductor plant in Clarksville, Tennessee. Mr. Roseborough was a director of EPOD Solar Inc. from October 10, 2007 to January 8, 2010. He also held management positions with EPOD Solar from 2003 and was promoted to vice-president and held that position from June 30, 2008 until July 30, 2009. From 1992 to 2003, Mr. Roseborough worked at Belkorp Industries, Inc. where he was vice-president of Manufacturing having direct responsibility for the operations of three pulp and paper mills and one small oil refinery. These operations had approximately 350 employees and $300 million in revenues. From November 1999 to 2003, he also held the position as president and chief executive officer of Bluewater Fiber in Port Huron, Michigan (on behalf of owners Merrill Lynch and Cerberus Capital Partners) which was a large recycle pulp mill. Mr. Roseborough was appointed because of his experience in our market.

Dr. Robert Murray Smith - Director

Dr. Robert Murray-Smith is a renowned PHD who wrote his PHD Thesis Titled: Dynamic simulations of carbons and carbon composite materials at Southhampton University in 1989. Since that time Robert has gone on to become one of the World's finest authorities on graphene. Graphene has many extraordinary properties. It is about 200 times stronger than steel, conducts heat and electricity with great efficiency and is nearly transparent.

In the early nineties, Dr. Murray-Smith was a Research Officer for Imperial Chemical Industries Plc. Later from 1993 to 1998 he was the Senior Research Officer at Sutton Chemicals in Huddersfield, Yorkshire.Following as a consultant, Dr. Murray-Smith has developed mechanical testing methods for carbon fiber based polymer composites for the aerospace, military and general consumer applications.

Paul Bercier - Director

Paul Bercier has acted as a director of our company since January 15, 2014. Mr. Bercier was employed in the Oil and Gas service industry for 20 years as a business owner, executive, and in management. Mr. Bercier developed BGH Gas Test Operating into the third largest production testing company in Western Canada and Western USA. He was also employed in production testing, drilling, well optimization and tank cleaning. While with Western Lakota Energy Services, he managed the Aboriginal Community portfolio for the acquisition and operation of partnership drill rigs for 12 First Nations and Metis organizations which are still operating under the aegis of Savanna Energy Services.

Mr. Bercier worked with the Metis Nation of Alberta as Advisor/Director for Economic Development and Environment. Managed the development of a 10 year Strategic Economic Development Plan; the acquisition of the Metis Cultural Centre at Smoky Lake; purchase of a drilling rig and several real estate properties. He served on several Environmental and Economic Development Committees at the Municipal, Provincial and Federal levels. Awarded the recognition award as national economic developer by the Canadian Association of Native Development Officers in 2002.

Participated in the Initial Canadian Aboriginal Trade Mission to China in 2008 on behalf of the Metis Nation. Mr. Bercier is currently working as a consultant with our company and as a freelance advisor on Aboriginal Affairs.

Mr. Bercier was appointed because of his experience in aboriginal affairs and our strategy with future CleanGen plans.

Family Relationships

There are no family relationships among any of our directors, executive officers and proposed directors or executive officers.

Involvement in Certain Legal Proceedings

To the best of our knowledge, none of our directors or executive officers has, during the past ten years:

Involvement in Certain Legal Proceedings

To the best of our knowledge, none of our directors or executive officers has, during the past ten years:

1.	been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

2.	had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;

3.	been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;

4.	been found by a court of competent jurisdiction in a civil action or by the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

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

6.	been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26)), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29)), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Our common stock is not registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended. Accordingly, our officers, directors, and principal stockholders are not subject to the beneficial ownership reporting requirements of Section 16(a) of the Securities Exchange Act of 1934, as amended.

Code of Ethics

We adopted a Code of Ethics applicable to all of our directors, officers, employees and consultants, which is a "code of ethics" as defined by applicable rules of the Securities and Exchange Commission. Our Code of Ethics was attached as an exhibit to our annual report filed on Form 10-K with the Securities and Exchange Commission on January 30, 2013. If we make any amendments to our Code of Ethics other than technical, administrative, or other non-substantive amendments, or grant any waivers, including implicit waivers, from a provision of our Code of Ethics to our chief executive officer, chief financial officer, or certain other finance executives, we will disclose the nature of the amendment or waiver, its effective date and to whom it applies in a Current Report on Form 8-K filed with the Securities and Exchange Commission.

We will provide a copy of the Code of Business Conduct and Ethics to any person without charge, upon request. Requests may be sent in writing to: Sunvault Energy, Inc., Suite 200, 10703 - 181 Street NW, Edmonton, Alberta, Canada, T5S 1N3.

Committees of the Board

All proceedings of our board of directors were conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the corporate laws of the state of Nevada and the bylaws of our company, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

Audit Committee and Audit Committee Financial Expert

Our board of directors do not have members of our audit committee that qualify as an "audit committee financial expert" as defined in Item 407(d)(5)(ii) of Regulation S-K. Lorne Roseborough, and Paul Bercier are "independent" as the term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934, as amended.

Our company does have a formal audit committee which was formed in April 2014, but currently does not have a financial expert. The audit committee consists of Lorne Roseborough as chairman, Paul Bercier and Gary Monaghan. Financial information relating to quarterly reports was disseminated to all board members for review. The audited financial statements for the years ended December 31, 2014 and 2013 were provided to each member of the board in which any concerns by the members were directed to management and the auditors.

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

We have not implemented an audit committee charter. When we do adopt an audit committee charter, we will announce it via the filing of a Current Report on Form 8-K.

Compensation Committee and Charter

Currently our compensation committee consists of Lorne Roseborough as chairman, Larry Faulk and Former-Governor William Richardson.

We have not implemented a compensation committee charter. When we do adopt a compensation committee charter, we will announce it via the filing of a Current Report on Form 8-K.

Governance Committee and Charter

Currently our governance committee consists of Paul Bercier as chairman, Larry Faulk and Lorne Roseborough.

We have not implemented a governance committee charter. When we do adopt a governance committee charter, we will announce it via the filing of a Current Report on Form 8-K.

Nominating Committee and Charter

Currently our nominating committee consists of Larry Faulk as chairman, Paul Bercier and Lorne Roseborough.

We have not implemented a nominating committee charter. When we do adopt a nominating committee charter, we will announce it via the filing of a Current Report on Form 8-K.

Our company does not have any defined policy or procedure requirements for shareholders to submit recommendations or nominations for directors. The directors believe that, given the early stage of our development, a specific nominating policy would be premature and of little assistance until our business operations develop to a more advanced level. Our company does not currently have any specific or minimum criteria for the election of nominees to the board of directors and we do not have any specific process or procedure for evaluating such nominees. Our directors assess all candidates, whether submitted by management or shareholders, and make recommendations for election or appointment.

A shareholder who wishes to communicate with our board of directors may do so by directing a written request addressed to our chief executive officer, at the address appearing on the first page of this annual report.

Item 11. Executive Compensation

The particulars of the compensation paid to the following persons:

(a)	principal executive officer;

(b)	each of our two most highly compensated executive officers who were serving as executive officers at the end of the years our ended December 31, 2014 and December 31, 2013; and

(c)	up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended December 31, 2014 and December 31, 2013, who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Gary Monaghan(1) Chief Executive Officer and Director	2014 2013	115,000 N/A	N/A N/A	N/A N/A	59,695 N/A	N/A N/A	N/A N/A	N/A N/A	174,695 N/A

Rory Husch(2) Secretary and Treasurer	2014 2013	N/A N/A	N/A N/A	N/A N/A	N/A N/A	N/A N/A	N/A N/A	N/A N/A	N/A N/A

John Crawford(3) Former President, Chief Executive Officer, Chief Financial Officer and Director	2014 2013	N/A 116,250	N/A N/A	N/A N/A	N/A N/A	N/A N/A	N/A N/A	N/A N/A	N/A 116,250

(1)	Gary Monaghan was appointed as our president, chief executive officer and director on January 14, 2014 and resigned as our president on March 17, 2015.

(2)	Rory Husch was appointed as our secretary on May 8, 2013 and as our treasurer on January 15, 2014.

(3)	John Crawford was appointed as our president, chief executive officer, chief financial officer and director on May 18, 2013 and resigned from all positions on January 13, 2014.

Stock Option Plan

On February 6, 2014, our directors approved the adoption of our 2014 Stock Option Plan which permits our company to grant up to 12,968,800 options to acquire shares of common stock, to directors, officers, employees and consultants of our company.

2014 Grants of Plan-Based Awards

On February 17, 2014, 3,100,000 stock options were granted to directors, officers and consultants with an exercise price of $0.10. All of these stock options vest as of the date of grant and expire on February 17, 2019.

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

On November 28, 2014, Derek Bannister resigned as a director of our company and his stock options terminated pursuant to the terms of his stock option agreement.

Management or Employment Agreements

We have not yet entered into any consulting or management agreements with any of our directors or officers, other than listed below.

Our company entered into a management services contract with 564423 B.C. Ltd., a company operated by Gary Monaghan, chief executive officer of our company, to provide management services to our company effective January 15, 2014 which provides for an annual fee of $120,000. In the event the management services contract is terminated without cause, 564423 BC Ltd. is entitled to termination pay of 24 months fees ($240,000). In the event the management services contract is terminated as a result of a change of control, 564423 BC Ltd. is entitled to termination pay of 24 months fees ($240,000). There are no conditions or obligations, which 564423 BC Ltd. has to comply with in order to receive termination pay. Except as set out above, there are no other obligations to compensate 564423 BC Ltd. on resignation, retirement or other termination.

On March 18, 2015 the Company appointed Trent Blind as President of the Company. The company entered into a management services agreement with AFSC (Aboriginal Financial Services Corp) on March 18, 2015. The Agreement provides for a monthly amount of $12,500. In the event the management services contract is terminated without cause, AFSC is entitled to termination pay of $125,000 for each full term worked (1 year) and prorated for each partial term. In the event the management services contract is terminated as a result of a change of control AFSC is entitled to termination pay of $125,000 for each full term worked (1 year) and prorated for each partial term.

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

Compensation Committee

Our company has a compensation committee comprised of Lorne Roseborough, Larry Faulk and Bill Richardson.

Indebtedness of Directors, Senior Officers, Executive Officers and Other Management

(a)	As at December 31, 2014, the Company owed $10,286 (2013 - $nil) to a company controlled by the President of the Company, which is unsecured, non-interest bearing, and due on demand. .

(b)	As at December 31, 2014, the Company owed $19,500 (2013 - $nil) to the Chief Technology Officer of the Company, which is unsecured, non-interest bearing, and due on demand.

(c)	As at December 31, 2014, the Company owed $14,980 (2013 - $nil) to the Treasurer and Secretary of the Company, which is unsecured, non-interest bearing, and due on demand.

(d)	As at December 31, 2014, the Company owed $107,232 (2013 - $nil) to a director of the Company, which is unsecured, non-interest bearing, and due on demand.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of April 7, 2015, certain information with respect to the beneficial ownership of our common shares by each shareholder known by us to be the beneficial owner of more than 5% of our common shares, as well as by each of our current directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)	Percentage of Class
Gary Monaghan(2) 360 Woodpark Crescent, Kelowna, BC V1V 2L1	950,000(3)(4) Common Shares	0.86%

Rory Husch(5) 101-1865 Dilworth Drive, Kelowna, BC V1Y 9T1	360,000 Common Shares	0.33%

Former-Governor William Richardson(6) 216 Washington Avenue, Santa Fe, NM 87501	560,000(7)(8) Common Shares	0.51%

Larry Faulk(9) 41 Puget Drive, Steilacoom, WA 98388	500,000(8) Common Shares	0.45%

Lorne Roseborough(10) 107 Portside Court, Kelowna, BC V1V 1T2	660,000(8) Common Shares	0.60%

Paul Bercier(11) 3204 Hawksbrow Point N.W., Calgary, Alberta T3G 4C9	650,000(8) Common Shares	0.59%

Trent Blind(12) Unit 234-427, 5149 Country Hills Blvd. NW Calgary, Alberta T3A 5K8	500,000 Common shares	0.45%

Robert Murray Smith	Nil	0.00%

Directors and Executive Officers as a Group	4,180,000 Common Shares	3.79%

1301540 Alberta Ltd. Box 219 Neerlandia, Alberta, T0G 1R0	9,000,000 Common Shares	8.17%

1804164 Alberta Inc. P.O. Box 269 Enoch, Alberta T7X 3Y3	17,000,000 Common Shares	15.42%

Gundyco ITF Kanata Metis Cultural Enterprises Ltd. c/o CIBC World Markets 22 Front St. West, 4th Floor Toronto, Ontario M5J 2W5	8,000,000 Common Shares	20.95%

Millennium Treads International St Andres's Court - Frederick St. Steps P.O. Box N-4805 Nassau, NP Bahamas	23,090,000 Common Shares	20.95%

West Point International St Andres's Court - Frederick St. Steps P.O. Box N-4805 Nassau, NP Bahamas	17,023,333 Common Shares	15.45%

Over 5% Shareholders as a Group	74,113,333 Common Shares	67.25%

(1)	Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person's actual ownership or voting power with respect to the number of shares of common stock actually outstanding on April 7, 2015. As of April 7, 2015, we had 110,211,947shares of our common stock issued and outstanding. All figures assume full dilution of convertible securities held.

(2)	Gary Monaghan has acted as our president, chief executive officer and as a director of our company since January 14, 2014 and resigned as president of our company on March 17, 2015.

(3)	Includes 120,000 shares of common stock owned by 565423 BC Ltd., a company over which Mr. Monaghan has sole voting and investment power.

(4)	Includes options to acquire 800,000 shares of common stock by Gary Monaghan, exercisable within 60 days.

(5)	Rory Husch has acted as our secretary since May 8, 2013 and as our treasurer since January 15, 2014.

(6)	Former-Governor William Richardson has acted as a director of our company since July 8, 2013.

(7)	Includes 60,000 shares of common stock owned by WB Richardson LLC, a company over which Former-Governor Richardson has sole voting and investment power.

(8)	Includes options to acquire 500,000 shares of our common stock by each of Messrs. Richardson, Faulk, Roseborough and Bercier, exercisable within 60 days.

(9)	Larry Faulk has acted as a director of our company since January 15, 2014.

(10)	Lorne Roseborough has acted as a director of our company since January 15, 2014.

(11)	Paul Bercier has acted as a director of our company since January 15, 2014.

(12)	Trent Blind has acted as a director of our company since July 25, 2014 and was appointed as president of our company on March 17, 2015.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

Other than set out below, no director, executive officer, shareholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction since the year ended December 31, 2014, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year-end for the last three completed fiscal years.

As part of the transfer of Premier IP from Millennium to our company, all operating expenses incurred by Premier from the date in the change of control (May 8, 2013) to September 30, 2013 were to be reimbursed by our company to Premier, until our company is able to raise the necessary capital to pay for its operating expenses. This payable to Premier is due on demand and therefore is a current liability. The total operating expenses incurred and due to Premier for the period May 8, 2013 to December 31, 2014 was $115,281.

(a)	As at December 31, 2014, the Company owed $10,286 (2013 - $nil) to a company controlled by the President of the Company, which is unsecured, non-interest bearing, and due on demand.

(b)	As at December 31, 2014, the Company was owed $56,511 (2013 - $nil) from a company controlled by the President of the Company, which is unsecured, non-interest bearing, and due on demand.

(c)	As at December 31, 2014, the Company owed $19,500 (2013 - $nil) to the Chief Technology Officer of the Company, which is unsecured, non-interest bearing, and due on demand.

(d)	As at December 31, 2014, the Company owed $14,980 (2013 - $nil) to the Treasurer and Secretary of the Company, which is unsecured, non-interest bearing, and due on demand.

(e)	As at December 31, 2014, the Company owed $107,232 (2013 - $nil) to a director of the Company, which is unsecured, non-interest bearing, and due on demand.

(f)	As at December 31, 2014, the Company was owed $158,886 (2013 - $nil) from a company controlled by a significant shareholder of the Company, which is unsecured, non-interest bearing, and due on demand.

(g)	As at December 31, 2014, the Company was owed $4,310 (Cdn$5,000) (2013 - $nil) from a director of the Company, which is unsecured, non-interest bearing, and due on demand.

(h)	As at December 31, 2014, the Company owed $20,804 (Cdn$24,134) (2013 - $18,929 (Cdn$20,134)) to the President and companies controlled by the President of 1454004, which is unsecured, non-interest bearing, and due on demand.

(i)	As at December 31, 2014, the Company owed $nil (2013 - $310,266 (Cdn$330,031)) to Elizabeth Metis Society, an entity under common control, related to the acquisition of 1098541 Alberta Ltd. The amount was unsecured, non-interest bearing, and due on demand.

(j)	As at December 31, 2014, the Company owed $69 (Cdn$80) to (2013 - was owed $22,815 (Cdn$24,268) from) a shareholder of Coole, which is unsecured, non-interest bearing, and due on demand.

(k)	As at December 31, 2014, the Company owed $154,209 (Cdn$178,898) (2013 - $nil) to the President of WTI, which is unsecured, non-interest bearing, and due on demand.

(l)	For the year ended December 31, 2014, the Company incurred management fees of $133,573 (2013 - $172,858), consulting fees of $37,129 (2013 - $nil) and rent expense of $nil (2013 - $29,527) to the President and companies controlled by the President of 1454004.

(m)	For the year ended December 31, 2014, the Company incurred freight and transportation expenses of $62,952 (2013 - $377,467), equipment rental expenses of $3,521 (2013 - $nil), and sales and marketing expenses of $nil (2013 - $51,919) to a company owned by the spouse of a member of management of the Company. As at December 31, 2014, $nil (2013 - $40,076 (Cdn$42,629)) of these charges was included in accounts payable and accrued liabilities.

(n)	For the year ended December 31, 2014, the Company incurred labour of $296,824 (2013 - $nil) to a company controlled by the brother of the President of WTI.

(o)	For the year ended December 31, 2014, the Company incurred consulting fees of $36,223 (2013 - $nil) to a company controlled by a significant shareholder.

(p)	For the year ended December 31, 2014, the Company incurred consulting fees of $7,245 (2013 - $nil) to a director of the Company.

(q)	For the year ended December 31, 2014, included in labour are the following amounts:

•	$4,567 (2013 - $11,284) paid to the daughter of the President of 1454004; and
•	$41,035 (2013 - $55,248) paid to the son of the President of 1454004.

(r)	For the year ended December 31, 2014, included in salaries and subcontracting fees are the following amounts:

•	$3,490 (2013 - $nil) paid to the son of the President of 1454004; and
•	$12,980 (2013 - $nil) paid to a director of 1454004.

(s)	For the year ended December 31, 2014, included in management fees are the following amounts:

•	$115,000 (2013 - $nil) paid to the President of the Company;
•	$34,500 (2013 - $nil) paid to the Chief Technology Officer of the Company;
•	$141,755 (2013 - $nil) paid to a director of the Company;
•	$76,974(2013 - $nil) paid to the President of WTI;
•	$76,119 (2013 - $69,782) paid to the daughter of the President of 1454004;
•	$46,185 (2013 - $40,785) paid to the son of the President of 1454004; and
•	$129,800 (2013 - $126,695) paid to a director of 1454004.

Director Independence

We currently act with seven directors, consisting of Gary Monaghan, Former-Governor William Richardson, Larry Faulk, Lorne Roseborough, Dr. Robert Murray-Smith , Paul Bercier and Trent Blind. We have determined that Governor William Richardson, Larry Faulk, Paul Bercier and Robert Murray-Smith are "independent director" as defined in NASDAQ Marketplace Rule 4200(a)(15).

Item 14. Principal Accounting Fees and Services

The aggregate fees billed for the most recently completed fiscal year ended December 31, 2014 and for fiscal year ended December 31, 2013 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended
	December 31, 2014 $	December 31, 2013 $
Audit Fees	37,200	16,800
Audit Related Fees	Nil	Nil
Tax Fees	Nil	Nil
All Other Fees	Nil	Nil
Total	37,200	16,800

Our board of directors pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by the board of directors either before or after the respective services were rendered.

Our board of directors has considered the nature and amount of fees billed by our independent auditors and believes that the provision of services for activities unrelated to the audit is compatible with maintaining our independent auditors' independence.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	Financial Statements

	(1)	Financial statements for our company are listed in the index under Item 8 of this document.

	(2)	All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements or notes thereto.

(b)	Exhibits

Exhibit Number	Description
(3)	Articles of Incorporation and Bylaws
3.1	Amended and Restated Articles of Incorporation (incorporated by reference to our Registration Statement on Form S-1 filed on April 30, 2012)
3.2	Bylaws (incorporated by reference to our Registration Statement on Form S-1 filed on April 30, 2012)
3.3	Certificate of Amendment (incorporated by reference to our Current Report on Form 8-K filed on June 21, 2013)
(10)	Material Contracts
10.1	Subscription Agreement dated December 8, 2011 with Sophia Movshina (incorporated by reference to our Registration Statement on Form S-1 filed on April 30, 2012)
10.2	Form of Subscription Agreement for Private Placement (incorporated by reference to our Registration Statement on Form S-1 filed on April 30, 2012)
10.3	Registration Rights Agreement (incorporated by reference to our Registration Statement on Form S-1 filed on April 30, 2012)
10.4	Promissory Note dated December 28, 2011 with Sophia Movshina (incorporated by reference to our Registration Statement on Form S-1 filed on April 30, 2012)
10.5	Inventory Consignment Agreement dated December 28, 2011 with Jubilee Rainbow Limited (incorporated by reference to our Registration Statement on Form S-1 filed on April 30, 2012)
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

10.8	2014 Stock Option Plan (incorporated by reference to our Current Report on Form 8-K filed on February 19, 2014)
10.9	Form of Stock Option Agreement (incorporated by reference to our Current Report on Form 8-K filed on February 19, 2014)
10.10	Share Purchase Agreement dated February 19, 2014 with Albert Klyne and family and 1454004 Alberta Ltd. (incorporated by reference to our Current Report on Form 8-K filed on March 5, 2014)
10.11	Consulting Services Agreement dated January 15, 2014 with Franzi Tschurtschenthaler (incorporated by reference to our Current Report on Form 8-K filed on April 3, 2014)
10.12	Management Services Agreement dated January 16, 2014 with 565423 BC Ltd. and Gary Monaghan (incorporated by reference to our Current Report on Form 8-K filed on April 3, 2014)
10.13	Share Purchase Agreement dated April 1, 2014 with Ecowest Transport Inc and Trevor Minks (incorporated by reference to our Current Report on Form 8-K filed on April 3, 2014)
10.14	Purchase Agreement dated April 11, 2014 with 1301540 Alberta Ltd. ("Werkman Transport") (incorporated by reference to our Current Report on Form 8-K filed on April 25, 2014)
10.15	Equipment Purchase Agreement dated July 25, 2014 with Fergus Edward Ismond (incorporated by reference to our Current Report on Form 8-K filed on August 8, 2014)
10.16	Equipment Purchase Agreement dated July 25, 2014 with Steven Mark Hoof (incorporated by reference to our Current Report on Form 8-K filed on August 8, 2014)
10.17	Equipment Purchase Agreement dated July 29, 2014 with Fergus Edward Ismond (incorporated by reference to our Current Report on Form 8-K filed on August 8, 2014)
10.18	Services and Commission Agreement dated April 24, 2014 with Aboriginal Financial Services Corporation (incorporated by reference to our Current Report on Form 8-K filed on September 26, 2014)
10.19

Additional Consideration Deemed Earned Addendum dated April 24, 2014 with Aboriginal Financial Services Corporation (incorporated by reference to our Current Report on Form 8-K filed on September 26, 2014)

(14)	Code of Ethics
14.1	Code of Ethics (incorporated by reference to our Annual Report on Form 10-K filed on January 30, 2013)
(21)	Subsidiaries
21.1

Our wholly owned subsidiaries include:

- 1454004 Alberta Ltd., an Alberta, Canada corporation;

- CleanGen Inc., an Alberta, Canada corporation;

- CleanGen Power Corp., the wholly-owned subsidiary of 1454004 Alberta Ltd.;

- CleanGen Aboriginal HR Services Ltd., the wholly-owned subsidiary of CleanGen Inc.;

- 1098541 Alberta Ltd., the wholly-owned subsidiary of CleanGen Inc. and the general partner of CuttingEdge Tire Recycling Limited Partnership;

- Coole Immersive Inc., the 75.5% owned subsidiary of CleanGen Inc.; and

- Werkman Transport Inc., an Alberta, Canada corporation.

(31)	Rule 13a-14(a) / 15d-14(a) Certifications
31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
(32)	Section 1350 Certifications
32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
101*	Interactive Data Files
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUNVAULT ENERGY, INC.
(Registrant)

Dated: July 17, 2015	By:	/s/ Gary Monaghan
Gary Monaghan
Chief Executive Officer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: July 17, 2015	/s/ Gary Monaghan
Gary Monaghan
Chief Executive Officer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Dated: July 17, 2015	/s/ Trent Blind
Trent Blind
President and Director

Dated: July 17, 2015	/s/ William Richardson
William Richardson
Director

Dated: July 17, 2015	/s/ Larry Faulk
Larry Faulk
Director

Dated: July 17, 2015	/s/ Lorne Roseborough
Lorne Roseborough
Director

Dated: July 17, 2015	/s/ Paul Bercier
Paul Bercier
Director

Dated: July 17, 2015	/s/ Dr. Robert Murray - Smith
Dr. Robert Murray - Smith
Director

