Form 10-Q
period 2015-03-31
SunVault Energy, Inc.
filed 2015-07-31
CIK 1547716

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

SUNVAULT ENERGY, INC.

(Exact name of registrant as specified in its charter)

Nevada	333-181040	27-4198202
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(I.R.S. Employer Identification No.)

Suite 200 - 10703 - 181 Street NW , Edmonton, Alberta	T5S 1N3
(Address of principal executive offices)	(Zip Code)

778-478-9530

Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a smaller reporting company. See definition of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

As of July 29, 2015, there were 106,878,613 shares of company common stock issued and outstanding

SUNVAULT ENERGY, INC.
Quarterly Report on Form 10-Q
For The Quarterly Period Ended
March 31 2015

TABLE OF CONTENTS

2

PART I - FINANCIAL INFORMATION

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

As used in this current report and unless otherwise indicated, the terms "we", "us", "our" and "Sunvault" mean Sunvault Energy Inc. and our wholly-owned subsidiaries unless otherwise indicated:

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

As used in this quarterly report, the terms the "Company", "Sunvault", "we", "us" and "our" refer to Sunvault Energy Inc., a Nevada company.

3

Item 1. Financial Statements

SUNVAULT ENERGY, INC.

Consolidated Financial Statements

March 31, 2015

(Expressed in U.S. dollars)

(unaudited)

4

SUNVAULT ENERGY, INC.

Consolidated Balance Sheets

(Expressed in U.S. dollars)

	March 31, 2015 $	December 31, 2014 $
	(unaudited)
ASSETS

Current assets
Cash	277,462	547,936
Accounts receivable, net of allowance for doubtful accounts of $82,431 (2014 - $90,864) (Note 3)	763,811	910,074
Inventory (Note 4)	384,126	528,727
Due from related parties (Note 14)	406,868	219,707
Prepaid expenses and deposits	72,759	69,060

Total current assets	1,905,026	2,275,504

Restricted cash	11,829	12,930
Deferred financing costs	70,200	34,024
Property and equipment (Note 5)	2,583,833	2,372,021
Assets held for sale (Note 6)	418,345	482,044
Investment (Note 7)	170,576	-
Goodwill (Note 8)	383,179	418,851

Total assets	5,542,988	5,595,374

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
Line of credit	142,339	151,141
Accounts payable and accrued liabilities (Note 9)	1,424,956	1,404,392
Current portion of capital lease obligations (Note 12)	232,931	163,373
Current portion of long-term debt (Note 10)	131,809	144,080
Loan payable (Note 11)	115,281	115,281
Due to related parties (Note 14)	316,690	327,080
Deferred revenue	1,159,211	1,177,241

Total current liabilities	3,523,217	3,482,588

Site retirement obligation	60,129	65,727
Capital lease obligations (Note 12)	665,821	377,094
Long-term debt (Note 10)	281,606	343,843
Convertible debt (Note 13)	1,065,344	528,195

Total liabilities	5,596,117	4,797,447

Going concern (Note 1)
Commitments and contingencies (Note 18)
Subsequent events (Note 20)

Stockholders' equity (deficit)
Common stock, 500,000,000 shares authorized, $0.001 par value 106,878,613 shares issued and outstanding	106,879	106,879
Additional paid-in capital	3,133,549	3,133,549
Common stock issuable (Note 15)	621,583	134,916
Deferred compensation (Note 15)	(27,452)	(30,000)
Accumulated other comprehensive income	(59,235)	20,393
Deficit	(3,758,807)	(2,497,613)

Total Sunvault Energy, Inc. stockholders' equity	16,517	868,124

Non-controlling interest	(69,646)	(70,197)

Total stockholders' equity (deficit)	(53,129)	797,927

Total liabilities and stockholders' equity (deficit)	5,542,988	5,595,374

(The accompanying notes are an integral part of these consolidated financial statements)

SUNVAULT ENERGY, INC.

Consolidated Statements of Operations and Comprehensive Loss

(Expressed in U.S. dollars)

(unaudited)

	Three Months Ended March 31, 2015 $	Three Months Ended March 31, 2014 $

Revenues
Non-program service revenue	225,186	222,706
Recycling fee revenue	167,482	150,332
Scrap metal revenue	2,938	5,845
Services rig and software revenue	42,141	47,131
Tire collections revenue	67,628	250,586
Tire shred revenue	203,194	425,540
Transportation revenue	572,536	-

Total revenues	1,281,105	1,102,140

Direct costs
Amortization	76,715	48,930
Equipment rental and maintenance	192,550	104,195
Freight and transportation	130,981	307,466
Labour and subcontractors (Note 14)	639,234	159,070
Materials	101,677	59,729
Site operating costs	47,557	57,651
Tire processing costs	88,376	83,405

Total direct costs	1,277,090	820,446

Gross profit	4,015	281,694

Operating expenses
Amortization	15,449	6,272
Bad debts	12,272	-
Consulting fees (Note 14)	82,899	59,060
Equipment rental and maintenance	16,887	11,141
General and administrative	211,212	46,971
Management fees (Note 14)	596,543	126,843
Professional fees	66,981	32,714
Rent	24,027	27,979
Salaries and subcontracting fees	129,011	71,542
Travel and promotion	47,491	22,967

Total operating expenses	1,202,772	405,489

Net loss before other expense	(1,198,757)	(123,795)

Other expense
Interest expense	(61,886)	-

Total other expense	(61,886)	-

Net loss	(1,260,643)	(123,795)

Less: net loss (income) attributable to non-controlling interest	(551)	54,045

Net loss attributable to Sunvault Energy, Inc.	(1,261,194)	(69,750)

Comprehensive income (loss)

Foreign currency translation gain (loss)	(79,628)	31,084

Comprehensive loss attributable to Sunvault Energy, Inc.	(1,340,822)	(38,666)

Loss per share attributable to Sunvault Energy, Inc. shareholders, basic and diluted	(0.01)	-

Weighted average shares outstanding used in the calculation of net loss attributable to Sunvault Energy, Inc. per common share	106,878,613	19,500,000

(The accompanying notes are an integral part of these consolidated financial statements)

SUNVAULT ENERGY, INC.

Consolidated Statements of Cash Flows

(Expressed in U.S. dollars)

(unaudited)

	Three Months Ended March 31, 2015 $	Three Months Ended March 31, 2014 $

Operating activities
Net loss	(1,260,643)	(123,795)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization	92,164	55,202
Amortization of deferred financing costs	7,144	-
Stock-based compensation	489,215	-

Changes in operating assets and liabilities:
Accounts receivable	146,263	103,745
Inventory	144,601	58,030
Due from related parties	3,485	(16,953)
Prepaid expenses and deposits	(3,699)	(88,283)
Accounts payable and accrued liabilities	20,564	24,008
Deferred revenue	(18,030)	83,405
Due to related parties	(23,007)	19,500

Net cash provided by (used in) operating activities	(401,943)	114,859

Investing activities

Advances to related parties	(229,646)	-
Purchase of investment	(170,576)	-
Cash acquired on recapitalization	-	562
Proceeds from related parties	39,000	-
Purchase of property and equipment	(8,039)	(67,001)

Net cash used in investing activities	(369,261)	(66,439)

Financing activities

Line of credit	(8,802)	-
Deferred financing costs	(43,320)	-
Proceeds from convertible debt	536,327	-
Proceeds from related parties	12,617	-
Repayment of loans payable	-	(2,715)
Repayment of long-term debt	(33,650)	(36,731)
Repayment of capital lease obligations	(114,262)	(21,144)

Net cash provided by (used in) financing activities	348,910	(60,590)

Effect of foreign exchange rate changes on cash	151,820	(20,575)

Decrease in cash	(270,474)	(32,745)

Cash, beginning of period	547,936	547,288

Cash, end of period	277,462	514,543

Non-cash investing and financing activities:

Property and equipment financed under capital lease	491,411	-

Supplemental disclosures:

Interest paid	22,543	13,645
Income taxes paid	9,164	-

(The accompanying notes are an integral part of these consolidated financial statements)

SUNVAULT ENERGY, INC.

Notes to the Consolidated Financial Statements

March 31, 2015

(Expressed in U.S. dollars)

(unaudited)

1.	Basis of Presentation

The accompanying consolidated interim financial statements of Sunvault Energy, Inc. (the "Company") should be read in conjunction with the consolidated financial statements and accompanying notes filed with the U.S. Securities and Exchange Commission in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2014. In the opinion of management, the accompanying consolidated financial statements reflect all adjustments of a recurring nature considered necessary to present fairly the Company's financial position and the results of its operations and its cash flows for the periods shown.

The preparation of consolidated financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported. Actual results could differ materially from those estimates. The results of operations and cash flows for the periods shown are not necessarily indicative of the results to be expected for the full year.

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at March 31, 2015, the Company has a working capital deficiency of $1,618,191 and has accumulated losses of $3,758,807 since inception. These factors raise substantial doubt regarding the Company's ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.	Significant Accounting Policies

(a)	Principles of Consolidation

These consolidated financial statements and related notes are prepared in conformity with accounting principles generally accepted in the United States and are expressed in U.S. dollars. These consolidated financial statements include the accounts of the Company and the following entities:

Werkman Transport Inc. ("WTI")	Wholly-owned subsidiary of the Company
1454004 Alberta Ltd. ("1454004")	Wholly-owned subsidiary of the Company
CleanGen Power Corp.	Wholly-owned subsidiary of 1454004 Alberta Ltd.
CleanGen Inc.	Wholly-owned subsidiary of 1454004 Alberta Ltd.
CleanGen Aboriginal HR Services Ltd.	Wholly-owned subsidiary of CleanGen Inc.
1098541 Alberta Ltd.	Wholly-owned subsidiary of CleanGen Inc.
Cutting Edge Tire Recycling Limited Partnership	Wholly-owned subsidiary of 1098541 Alberta Ltd.
Coole Immersive Inc.	75.5% owned subsidiary of CleanGen Inc.

All inter-company balances and transactions have been eliminated.

(b)	Comprehensive Income

ASC 220, "Comprehensive Income" establishes standards for the reporting and display of comprehensive income and its components in the financial statements. For the three months ended March 31, 2015 and 2014, comprehensive income (loss) consists of foreign currency translation gains and losses.

(c)	Recent Accounting Pronouncements

In 2014, the Financial Accounting Standards Board issued new accounting guidance related to revenue recognition. This new standard will replace all current U.S. GAAP guidance on this topic and eliminate all industry-specific guidance. The new revenue recognition guidance provides a unified model to determine when and how revenue is recognized. The core principal is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration for which the entity expects to be entitled in exchange for those goods or services. This guidance will be effective beginning January 1, 2017 and can be applied either retrospectively for each period presented or as a cumulative-effect adjustment as of the date of adoption. The Company is evaluating the impact and approach to adopting this accounting guidance on the consolidated financial statements.

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

SUNVAULT ENERGY, INC.

Notes to the Consolidated Financial Statements

March 31, 2015

(Expressed in U.S. dollars)

(unaudited)

2.	Significant Accounting Policies (continued)

(d)	Reclassifications

Certain of the prior year figures have been reclassified to conform to the current year's presentation.

3.	Accounts Receivable

	March 31, 2015 $	December 31, 2014 $

Trade accounts receivable	754,138	898,141
GST receivable	7,938	9,411
Other receivable	1,735	2,522

	763,811	910,074

4.	Inventory

	March 31, 2015 $	December 31, 2014 $

Agriculture water tanks	84	846
Tire mulch	17,659	14,881
Tire shred	366,383	513,000

	384,126	528,727

5.	Property and Equipment

	Cost $	Accumulated amortization $	Net book value as at March 31, 2015 $	Net book value as at December 31, 2014 $

Building	86,697	865	85,832	94,768
Computer equipment	33,752	15,889	17,863	21,168
Field and production equipment	1,685,704	438,061	1,247,643	1,427,784
Furniture	23,164	8,118	15,046	12,781
Land	67,682	-	67,682	73,982
Transportation equipment	1,183,466	84,075	1,099,391	685,737
Truck	64,000	13,624	50,376	55,801

	3,144,465	560,632	2,583,833	2,372,021

As at March 31, 2015, included in field and production equipment are assets under capital lease with an original cost of $252,235 (December 31, 2014 - $224,515) and accumulated amortization of $84,474 (December 31, 2014 - $35,898). Included in transportation equipment are assets under capital lease with an original cost of $1,093,568 (December 31, 2014 - $586,669) and accumulated amortization of $72,229 (December 31, 2014 - $51,727). During the three months ended March 31, 2015, amortization expense includes $28,355 (2014 - $2,728) related to assets under capital leases.

6.	Assets Held For Sale

Assets held for sale consists of solar panels which the Company acquired by issuing 333,333 units in 2013.

7.	Investment

On January 5, 2015, the Company paid $170,576 pursuant to an assignment agreement dated December 27, 2014, whereby the Company acquired a 13% interest in a joint venture.

SUNVAULT ENERGY, INC.

Notes to the Consolidated Financial Statements

March 31, 2015

(Expressed in U.S. dollars)

(unaudited)

8.	Goodwill

	Cost $	Foreign currency translation adjustment $	Impairment $	Net carrying value as at March 31, 2015 $	Net carrying value as at December 31, 2014 $

Coole Immersive Inc.	137,095	(28,163)	-	108,932	119,073
Werkman Transport Inc.	273,224	69,028	(68,005)	274,247	299,778

	410,319	40,865	(68,005)	383,179	418,851

9.	Accounts Payable and Accrued Liabilities

	March 31, 2015 $	December 31, 2014 $

Trade accounts payable	1,237,605	1,202,012
Accrued liabilities	26,950	63,095
GST payable	39,068	61,165
Income taxes payable	15,493	26,745
Payroll payable	99,926	44,910
Other payable	5,914	6,465

	1,424,956	1,404,392

10.	Long-term Debt

	March 31, 2015 $	December 31, 2014 $

Business Development Bank of Canada, repayable in monthly instalments of Cdn$6,000 plus interest at 7%, maturing May 17, 2018, secured by a general interest in all present and after acquired property.	179,797	212,051

Business Development Bank of Canada, repayable in monthly instalments of Cdn$6,667 plus interest at 8%, maturing May 17, 2018, secured by a general interest in all present and after acquired property.	199,784	235,624

John Deere Finance, repayable in monthly installments of Cdn$1,262 including interest at 0%, maturing on January 1, 2018, secured by specific equipment.	33,834	40,248

	413,415	487,923

Less: current portion	(131,809)	(144,080)

Long-term portion	281,606	343,843

Principal repayments on long-term debt in each of the next four years are as follows:

Year	Cdn $	$

2015	125,361	98,857
2016	167,147	131,809
2017	167,147	131,809
2018	64,597	50,940

	524,252	413,415

SUNVAULT ENERGY, INC.

Notes to the Consolidated Financial Statements

March 31, 2015

(Expressed in U.S. dollars)

(unaudited)

11.	Loan Payable

As at March 31, 2015, the Company owed $115,281 (December 31, 2014 - $115,281) to a non-related party for expenses paid on behalf of the Company. The amount due is non-interest bearing, unsecured, and due on demand.

12.	Capital Lease Obligations

	March 31, 2015 $	December 31, 2014 $

Treadco Inc., equipment lease repayable in monthly installments of Cdn$5,000 including interest at 12% per annum, due in February 2015, secured by specific field equipment.	-	23,707

Coast Capital, equipment lease repayable in monthly instalments of Cdn$1,186 including interest at 8.23% per annum, due in July 2017, secured by production equipment.	23,747	28,456

Coast Capital, equipment lease repayable in monthly instalments of Cdn$1,067 including interest at 8.23% per annum, due in July 2017, secured by production equipment.	30,274	34,988

National Leasing Group Inc., equipment lease repayable in monthly installments of Cdn$823, due in June 2019, secured by transportation equipment.	21,794	25,060

Travelers Financial Corporation, equipment lease repayable in monthly installments of Cdn$2,093, due in June 2016, secured by transportation equipment.	23,375	30,335

Travelers Financial Corporation, equipment lease repayable in monthly installments of Cdn$2,123, due in September 2016, secured by transportation equipment.	29,625	37,104

Travelers Financial Corporation, equipment lease repayable in monthly installments of Cdn$4,188, due in June 2018, secured by transportation equipment.	113,005	131,733

Mercado Capital Corporation, equipment lease repayable in monthly installments of Cdn $1,745, due in June 2019, secured by transportation equipment.	58,993	66,649

Blue Chip Leasing Corporation, equipment lease repayable in monthly installments of Cdn$819, due in June 2019, secured by transportation equipment.	21,367	24,630

National Leasing Group Inc., equipment lease repayable in monthly installments of Cdn$783, due in June 2019, secured by transportation equipment.	19,875	22,871

Westana Equipment Leasing Inc., equipment lease repayable in monthly installments of Cdn$2,190, due in June 2019, secured by transportation equipment.	50,519	57,467

Westana Equipment Leasing Inc., equipment lease repayable in monthly installments of Cdn$2,190, due in June 2019, secured by transportation equipment.	50,519	57,467

Travelers Financial Corporation, equipment lease repayable in monthly installments of Cdn$3,674, due in February 2020, secured by transportation equipment.	134,417	-

Travelers Financial Corporation, equipment lease repayable in monthly installments of Cdn$4,070, due in March 2020, secured by transportation equipment.	154,412	-

Travelers Financial Corporation, equipment lease repayable in monthly installments of Cdn$6,109 for the first six payments and thereafter to decrease to Cdn$4,345, due in March 2019, secured by transportation equipment.	144,312	-

Travelers Financial Corporation, equipment lease repayable in monthly installments of Cdn$1,943, due in August 2016, secured by transportation equipment.	22,518	-

	898,752	540,467

Less: current portion	(232,931)	(163,373)

Long-term portion	665,821	377,094

SUNVAULT ENERGY, INC.

Notes to the Consolidated Financial Statements

March 31, 2015

(Expressed in U.S. dollars)

(unaudited)

12.	Capital Lease Obligations (continued)

Future minimum lease payments related to capital lease obligations are as follows:

$

2015	239,963
2016	295,159
2017	251,579
2018	215,191
2019	87,401
2020	12,409

1,101,702

Less: imputed interest	(202,950)

898,752

Less: current portion	(232,931)

Long-term portion	665,821

13.	Convertible Debt

(a)	Effective April 22, 2014, the Company entered into private placement subscription agreements with several investors pursuant to which the Company issued convertible debentures in the aggregate amount of $180,200 and $41,401 (Cdn$52,500). The convertible debentures are unsecured, carry interest at the rate of 8% per annum calculated annually and paid quarterly and may be converted into shares of the Company's common stock at any time at the conversion price of $0.30 per share. The Company must pay back the principal amount outstanding and accrued and unpaid interest any time before or at the maturity date of April 22, 2016. The Company incurred financing costs of $23,450 in connection with the financing, which was deferred and will be amortized over the term of the debt. During the three months ended March 31, 2015, the Company amortized $2,887 (2014 - $nil) of the deferred financing costs.

In accordance with ASC 470-20, "Debt with Conversion and Other Options", the Company determined that the convertible promissory note contained no embedded beneficial conversion feature as the convertible promissory note was issued with a conversion price higher than the fair market value of the Company's shares of common stock at the time of issuance.

(b)	Effective December 15, 2014, the Company entered into private placement subscription agreements with several investors pursuant to which the Company issued convertible debentures in the aggregate amount of $725,990 and $45,513 (Cdn$52,800). The convertible debentures carry interest at the rate of 10% per annum calculated annually and paid quarterly and may be converted into shares of the Company's common stock, after six months from issuance, at a conversion price of $0.20 per share. If converted into common shares, the holder is entitled to one full warrant with an exercise price of $0.50 for a period of two years. The Company must pay back the principal amount outstanding and accrued and unpaid interest any time before or at the maturity date, which is two years from the date of issuance. The Company incurred financing costs of $63,042 in connection with the financing, which was deferred and will be amortized over the term of the debt. During the three months ended March 31, 2015, the Company amortized $4,257 (2014 - $nil) of the deferred financing costs.

In accordance with ASC 470-20, "Debt with Conversion and Other Options", the Company determined that the convertible promissory note contained no embedded beneficial conversion feature as of March 31, 2015 as the convertible debentures are not convertible until six months from issuance.

(c)	Effective March 1, 2015, the Company entered into private placement subscription agreements with several investors pursuant to which the Company issued convertible debentures in the aggregate amount of $55,000 and $17,240 (Cdn$20,000). The convertible debentures carry interest at the rate of 8.5% per annum calculated annually and paid quarterly and may be converted into shares of the Company's common stock, after six months from issuance or if the stock trades above $0.75 for a 14 calendar day period, at a conversion price of $0.25 per share. If converted into common shares, the holder is entitled to one full warrant with an exercise price of $1.00 for a period of two years. The Company must pay back the principal amount outstanding and accrued and unpaid interest any time before or at the maturity date, which is two years from the date of issuance.

In accordance with ASC 470-20, "Debt with Conversion and Other Options", the Company determined that the convertible promissory note contained no embedded beneficial conversion feature as of March 31, 2015 as the convertible debentures are not convertible until six months from issuance or until the stock trades above $0.75 for a 14 calendar day period.

SUNVAULT ENERGY, INC.

Notes to the Consolidated Financial Statements

March 31, 2015

(Expressed in U.S. dollars)

(unaudited)

14.	Related Party Transactions

(a)	As at March 31, 2015, the Company owed $17,831 (December 31, 2014 - $10,286) to a company controlled by the President of the Company, which is unsecured, non-interest bearing, and due on demand.

(b)	As at March 31, 2015, the Company was owed $66,087 (December 31, 2014 - $56,511) from a company controlled by the President of the Company, which is unsecured, non-interest bearing, and due on demand.

(c)	As at March 31, 2015, the Company owed $28,500 (December 31, 2014 - $19,500) to the Chief Technology Officer of the Company, which is unsecured, non-interest bearing, and due on demand.

(d)	As at March 31, 2015, the Company owed $14,980 (December 31, 2014 - $14,980) to the Treasurer and Secretary of the Company, which is unsecured, non-interest bearing, and due on demand.

(e)	As at March 31, 2015, the Company owed $123,673 (December 31, 2014 - $107,232) to a company controlled by a director of the Company, which is unsecured, non-interest bearing, and due on demand.

(f)	As at March 31, 2015, the Company owed $2,169 (December 31, 2014 - $nil) to a company controlled by a director of the Company, which is unsecured, non-interest bearing, and due on demand.

(g)	As at March 31, 2015, the Company was owed $208,571 (December 31, 2014 - $158,886) from a company controlled by a significant shareholder of the Company, which is unsecured, non-interest bearing, and due on demand.

(h)	As at March 31, 2015, the Company was owed $111,000 (December 31, 2014 - $nil) from a company under common control, which is unsecured, non-interest bearing, and due on demand.

(i)	As at March 31, 2015, the Company was owed $3,943 (Cdn$5,000) (December 31, 2014 - $4,310 (Cdn$5,000)) from a director of the Company, which is unsecured, non-interest bearing, and due on demand.

(j)	As at March 31, 2015, the Company owed $19,032 (Cdn$24,134) (December 31, 2014 - $20,804 (Cdn$24,134)) to the President and companies controlled by the President of 1454004, which is unsecured, non-interest bearing, and due on demand.

(k)	As at March 31, 2015, the Company was owed $17,267 (Cdn$21,896) from (December 31, 2014 - owed $69 (Cdn$80) to) a shareholder of Coole, which is unsecured, non-interest bearing, and due on demand.

(l)	As at March 31, 2015, the Company owed $110,505 (Cdn$140,131) (December 31, 2014 - $154,209 (Cdn$178,898)) to the President of WTI, which is unsecured, non-interest bearing, and due on demand.

(m)	For the three months ended March 31, 2015, the Company incurred management fees of $13,085 (2014 - $33,989) to the President and companies controlled by the President of 1454004.

(n)	For the three months ended March 31, 2015, the Company incurred labour costs of $56,718 (2014 - $nil) to a company controlled by the brother of the President of WTI.

(o)	For the three months ended March 31, 2015, the Company incurred consulting fees of $9,000 (2014 - $nil) and management fees of $nil (2014 - $7,500) to the Chief Technology Officer of the Company.

(p)	For the three months ended March 31, 2015, included in labour costs is $19,687 (2014 - $11,556) incurred to the son of the former President of 1454004.

(q)	For the three months ended March 31, 2015, included in management fees are the following amounts:

•	$30,000 (2014 - $25,000) incurred to the President of the Company;
•	$46,612 (2014 - $nil) incurred to a director of the Company;
•	$24,158 (2014 - $nil) incurred to the President of WTI;
•	$492,917 (2014 - $nil) incurred to a company controlled by the Chief Executive Officer of the Company;
•	$nil (2014 - $20,167) incurred to the daughter of the former President of 1454004;
•	$nil (2014 - $11,556) incurred to the son of the former President of 1454004; and
•	$nil (2014 - $40,787) incurred to a former director of 1454004.

SUNVAULT ENERGY, INC.

Notes to the Consolidated Financial Statements

March 31, 2015

(Expressed in U.S. dollars)

(unaudited)

15.	Common Stock

(a)	As at March 31, 2015, the Company had $134,916 (Cdn$156,516) (December 31, 2014 - $134,916 (Cdn$156,516)) in common stock issuable to a company controlled by the President of WTI for the acquisition of certain assets and assumption of certain liabilities of 1301540 Alberta Ltd. on April 15, 2014.

(b)	As at March 31, 2015, the Company had $486,667 (December 31, 2014 - $nil) in common stock issuable to a company controlled by a director of the Company for management fees incurred. Refer to Note 18(h).

(c)	On March 1, 2014, the Company entered into a consulting agreement with a non-related party for a period of one year commencing March 1, 2015. As consideration for these services, the Company issued 300,000 shares of common stock with a fair value of $30,000 which was recorded as deferred compensation. During the three months ended March 31, 2015, the Company expensed $2,548 of the deferred compensation as consulting fees which reflects the pro-rata portion of the services provided to March 31, 2015.

16.	Stock Options

On February 6, 2014, the Company adopted the 2014 Stock Option Plan which permits the Company to grant stock options for up to 12,968,800 shares of common stock to officers, directors, employees, and consultants. The Board of Directors will determine the exercise price and vesting schedule for stock options granted. The maximum term of stock options granted is five years.

 A summary of the Company's stock option activity is as follows:

	Number of options	Weighted average exercise price $	Aggregate intrinsic value $

Outstanding, December 31, 2014 and March 31, 2015	3,100,000	0.10	1,643,000

Additional information regarding stock options outstanding as at March 31, 2015, is as follows:

	Outstanding and exercisable
Range of exercise prices $	Number of shares	Weighted average remaining contractual life (years)	Weighted average exercise price $

0.10	3,100,000	3.9	0.10

17.	Share Purchase Warrants

The following table summarizes the continuity of share purchase warrants:

	Number of warrants	Weighted average exercise price $

Balance, December 31, 2014 and March 31, 2015	527,333	2.00

SUNVAULT ENERGY, INC.

Notes to the Consolidated Financial Statements

March 31, 2015

(Expressed in U.S. dollars)

(unaudited)

17.	Share Purchase Warrants (continued)

As at March 31, 2015, the following share purchase warrants were outstanding:

Number of warrants	Exercise price $	Expiry date

60,000	2.00	September 16, 2015
34,000	2.00	September 17, 2015
333,333	2.00	November 15, 2015
100,000	2.00	April 15, 2017

527,333

18	Commitments and Contingencies

(a)	On September 14, 2011, CleanGen Power received notice that The Groundworx Co. ("Groundworx") was seeking damages of Cdn$33,678 for repair services provided for a Doppstadt Shredder (the "Shredder"). Management of CleanGen Power asserts that any repair services provided for the Shredder was done without the agreement and the knowledge of CleanGen Power. On October 5, 2012, CleanGen Power filed a Statement of Defense and Counterclaim, seeking damages of Cdn$6,000,000 from Groundworx for the following: (i) trespassing, including physical damage to the gates and structures located on land that CleanGen Power was entitled to possession of; (ii) removal and conversion of the Shredder without permission; (iii) consequential losses arising from, but not limited to, CleanGen Power's inability to perform its obligations under agreements with third parties as a direct result of the loss of the Shredder; (iv) damages arising from the disruption of CleanGen Power's business, causing CleanGen Power to be unable to honour all of its financial obligations to third parties; and (v) administrative time and resources spent by CleanGen Power to locate the Shredder and to deal with the abovementioned acts of Groundworx. On November 16, 2012, CleanGen Power received a Statement of Defense to Counterclaim from Groundworx, who denied all of the allegations in the Counterclaim. CleanGen Power has until April 30, 2016 to advance the action or it risks automatic dismissal for delay by the Court.

(b)	On December 9, 2013, the Company entered into a licensing agreement pursuant to which the Company has been granted a royalty-bearing, exclusive license to certain patented inventions. The Company has agreed to pay the licensor $3,000 and issue shares of common stock equal to a fair value of $30,000 on or before January 8, 2014. The Company will pay royalties to the licensor calculated based on 4% of net sales for licensed products and processes. The minimum royalty payments are to be paid in advance on a quarterly basis as follows: December 3, 2018: - $500; year 2019 - $2,000; year 2020 - $4,000; year 2021 - $6,000; year 2022 - $8,000; and $10,000 for year 2023 and every year thereafter for the life of the agreement. If the first sale of a licensed product occurs before 2019, the first minimum royalty payment will be due on December 31 of the year in which the first sale occurred and the due dates for the subsequent minimum royalty payments will be adjusted accordingly. The Company must provide funding of at least $50,000 by January 6, 2014 for research by the licensor in the area of electrochemical based solar cells with energy storage capacity. In addition, the Company must pay the licensor milestone payments as follows: $5,000 upon completion of a working prototype due on March 31, 2018 and $10,000 upon its first commercial sale due on March 31, 2019. The Company must execute the first commercial sales of products to a retail customer on or before March 31, 2019 or the licensor has the right to terminate the agreement. The term of this license will continue until the latter of: (i) the date that no licensed patent remains a pending application or an unforceable patent, or (ii) the date on which the licensee's obligation to pay royalties expires.

(c)	On January 16, 2014, the Company entered into an agreement with a company controlled by the President of the Company whereby the Company is to pay $10,000 per month which is to be paid with shares of common stock of the Company until the Company has adequate funding. If the agreement is terminated by the Company without cause or as a result of a change in control, the company controlled by the President of the Company will be entitled to termination pay of $240,000.

(d)	On March 31, 2014, CleanGen Power received a demand for payment of Cdn$1,045,627 from the Province of Alberta pursuant to the biorefining commercialization and market development program grant agreement (the "Grant Agreement"). The amount consists of Cdn$969,157 of grant funds disallowed under the Grant Agreement and Cdn$76,471 of interest earned on the grant funds. While CleanGen Power acknowledges that it was in default of the Grant Agreement, the breach was brought about in part by circumstances beyond CleanGen Power's control. In particular, a sawdust pile fire incident occurred from December 2 to December 21, 2011, which consumed 250,000 tonnes of wood material to be used for the biomass project worth Cdn$1,500,000 to Cdn$2,000,000 and cost approximately Cdn$500,000 to put out. This greatly affected CleanGen Power's ability to progress with the project under the Grant Agreement. As such, CleanGen Power is in discussions with the Province of Alberta to reduce or settle the amount owed. As the Company have not received further communications from the Province of Alberta, there is uncertainty as the the estimated amount owed and the probability of the payout. As such, the Company did not record an accrual for the contingent liability.

(e)	On April 15, 2014, the Company entered into a management agreement with the President of WTI whereby the Company is to pay Cdn$10,000 per month for the management services for a term of five years.

SUNVAULT ENERGY, INC.

Notes to the Consolidated Financial Statements

March 31, 2015

(Expressed in U.S. dollars)

(unaudited)

18.	Commitments and Contingencies (continued)

(f)	On April 24, 2014, the Company entered into a Services and Commission Agreement with Aboriginal Financial Services Corporation ("AFSC"), a company controlled by a director of the Company, pursuant to which AFSC will provide the Company with knowledge regarding various Aboriginal peoples, groups, organizations and First Nations, Metis and Inuit communities ("Aboriginal Stakeholders") and their business practices to assist the Company in identifying utility resource development and associated services to assist the Company with contractual arrangements for the development of resource opportunities on Aboriginal lands.

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

(g)	On December 15, 2014, the Company entered into a license and development agreement with a non-related party to develop the nanotech energy graphine energy storage device. Pursuant to the agreement, the Company shall provide all funding in a sufficient amount to: (i) develop and equip a factory to manufacture the products; and (ii) provide the proposed funding of $10,000,000 within 75 days of December 15, 2014. On June 3, 2015, the agreement was mutually terminated.

(h)	On March 18, 2015, the Company entered into a management agreement with AFSC for services to be rendered by its President as an officer and director of the Company. In consideration for the management services rendered, the Company agrees to pay AFSC the following fees and expenses:

i)	Upon execution of this agreement, the Company agrees to issue to AFSC 666,667 unrestricted common voting shares of the Company at the then prevailing market price and stock options as determined by the Board of Directors (refer to Note 15(b));

SUNVAULT ENERGY, INC.

Notes to the Consolidated Financial Statements

March 31, 2015

(Expressed in U.S. dollars)

(unaudited)

18.	Commitments and Contingencies (continued)

ii)	The Company agrees to pay to AFSC a monthly fee of $12,500, plus applicable taxes, in equal semi-monthly installmentswhich is to be paid with shares of common stock of the Company until the Company has adequate funding;

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

19.	Segmented Information

The Company has three reportable segments: (i) recycling services, (ii) services rig and software revenue, and (iii) transportation services. The Company allocates resources to and assess the performance of each reportable segment using information about its revenue and operating income (loss). The Company does not evaluate operating segments using discrete asset information.

The "Corporate and other" category includes income, expenses and charges such as:

•	results of operations of various initiatives which support all of the Company's reportable segments;

•	corporate management costs, such as human resources, finance and legal, not allocated to the Company's reportable segments; and

•	stock-based compensation.

The following table summarizes the financial performance of the Company's reportable segments:

	2015 $	2014 $

Recycling services	666,428	1,055,009
Services rig and software revenue	42,141	47,131
Transportation services	591,275	-
Elimination of inter-segment net revenue	(18,739)	-

Total consolidated net revenue	1,281,105	1,102,140

SUNVAULT ENERGY, INC.

Notes to the Consolidated Financial Statements

March 31, 2015

(Expressed in U.S. dollars)

(unaudited)

19.	Segmented Information (continued)

The following table provides a reconciliation to the Company's consolidated operating results:

	2015 $	2014 $

Recycling services	(415,719)	(81,274)
Services rig and software revenue	2,251	26,047
Transportation services	34,275	-
Corporate and other	(819,564)	(68,568)

Total consolidated operating loss	(1,198,757)	(123,795)

Segmentation by geographical location is not presented as all revenues are earned in Canada and all long-lived assets are located in Canada. Total assets by segment are not presented as that information is not used to allocate resources or assess performance at the segment level and is not reviewed by the Chief Operating Decision Maker of the Company.

20.	Subsequent Events

(a)	Subsequent to March 31, 2015, the Company entered into private placement subscription agreements with several investors pursuant to which the Company issued convertible debentures in the aggregate amounts of $392,000. The convertible debentures are unsecured, due two years from the date of issuance, bear interest at the rate of 8.5% per annum, calculated annually and paid quarterly, and may be converted into units after six months from the date of issuance or if the shares trade above $0.75 for a 14 day period at a conversion price of $0.25 per unit. Each unit is to consist of one share of common stock and one share purchase warrant exercisable at a price of $1.00 for a period of two years from the date of conversion.

(b)	On May 15, 2015, the Company issued 1,650,000 share purchase warrants exercisable at a price of $0.50 per share of common stock for a period of 90 days from when the Company's shares resume trading. To exercise the share purchase warrants, each holder must first exercise a minimum of 25% of the respective share purchase warrants issued. Through to the date of these financial statements, the Company has received proceeds in the amount of $157,700 pursuant to the future exercise of share purchase warrants.

Item 2. Financial Information - Management's Discussion and Analysis

The following discussion should be read in conjunction with the unaudited consolidated financial statements and the related notes for Sunvault Energy, Inc. ("Sunvault") for the quarter ended March 31, 2015 that appear elsewhere in this Form 10-Q. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this Form 10-Q, particularly in the section entitled "Risk Factors" beginning on page 15.

Our Business Developments

On January 1, 2015 - Lorne Mark Roseborough resigned as director of CleanGen Power Corp, On January 15, 2015, Margaret Ward resigned as Director of CleanGen Power Corp. On January 30, 2015, Albert Klyne attempted to resign as Director - but as last remaining director his resignation is invalid. Then on February 1, 2015, a suspicious fire was lit on a leased piece of equipment we were using to turn a large woodpile into approximately $300,000 worth of sawdust. We reported the incident to the RCMP. There was an accelerant used to start the fire. This is the third documented fire on the property, each time resulting in a change of managed operations. Two days later we received a threatening call to not try to process that wood pile or face similar consequences. Then approximately a week later we were asked to leave the leased area by the landlord Margaret Ward because of the fire.It is our understanding that the same cast of characters. Klyne, Ward and others are again operating as a landfill under a new name. There are a number of outstanding issues that are facing Mr. Klyne regarding the conduct we in our opinion believe he undertook. There is a suit being prepared against him and Ward for their conduct. All former management of CleanGen have been removed. The company will look to start new landfill operations in Northern Alberta.

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

Interests of the partners in the Limited Partnership consist of the following classes of Units:

(a)	GP Units - issued to the General Partner Company; and

(b)	LP Units - issued to the Limited Partners.

The Limited Partnership may issue a maximum of 100 GP Units and 900 LP Units.

The GP Units must be issued to the General Partner Company as follows:

-	General Partner Company 1 GP Unit as $1.00 per GP Unit;

and the LP Units must be issued to the Limited Partners as follows:

-	Halalt LP51 LP Units at $1.00 per LP Unit; and

-	Sunvault LP49 LP Units at $1.00 per LP Unit,

and the General Partner Company may determine the consideration for which each LP Unit must be issued.

The LP Units carry the right to one vote for each Unit and the GP Units do not carry a right to vote, as more particularly described in the Limited Partnership Agreement.

The net income of the Limited Partnership in each fiscal year must be allocated as follows:

(a)	0.01% of the net income among the GP Units as a group pro rata among the issued GP Units; and

(b)	99.99% of the net income among the LP Units as a group, pro rata, among the issued LP Units.This 99.99% will be allocated based on the ratio of 51:49 for Halalt LP:Sunvault LP, respectively.

Any net revenue available will be paid annually to each Limited Partner in proportion to its pro rata share of the capital of the Limited Partnership, as more particularly described in the Limited Partnership Agreement.

On January 20, 2015, we entered into a Shareholder Agreement with Halalt (Transport) GP Holdings Ltd., a British Columbia, Canada corporation ("Halalt") and the General Partner Company.Under the Shareholder Agreement, our company and Halalt will vote their shares so that the board of the General Partner is comprised of five directors, which directors will include two nominees of each of our company and Halalt and those four nominees will appoint a fifth director who will conduct the business of the General Partner Company. Our company will hold 49 Class A common voting shares and Halalt will hold 51 Class A common voting shares of the General Partner Company. These shares may not be sold, transferred or disposed of unless agreed to in writing by all of the shareholders of the General Partner Company, pursuant to the terms of the Shareholder Agreement.

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

This new energy storage device has a number of potential purposes, from the use by large utility operators for grid stabilization applications, right down to powering devices such as battery packs for Electric Cars and powering smart phones, which can then be fully charged to capacity within seconds to minutes.On May 27, 2015 , Sunvault terminated the agreement by letter to SuperVault and Nanotech. The agreement between the parties was to see a development plan and budget submitted within 60 days of the original executed agreement This never materialized between the parties, Sunvault technical personnel discovered our own process and announced on May 6, 2015 that it had created its own 10,000 Farad super capacitor using its own process.

On March 17, 2015, Gary Monaghan resigned as president of our company. The resignation of Mr. Monaghan was not the result of any disagreement with our company regarding our operations, policies, practices or otherwise.

Concurrently, on March 17, 2015, Trent Blind, a director of our company, was appointed as president of our company.

Effective May 1, 2015, Aboriginal Power Corp entered into a retail marketing agreement with Utilitynet for the provision of power to Aboriginal Groups in Alberta. With the downward trend in the oil patch, the company determined to go to a direction which would supply the quickest and most effective entry point into the power sales market to contribute to company cash flow in the most narrowest of time frames.Aboriginal Power has been working as an incubation company on behalf of Sunvault Energy Inc. The company is private and independently owned outside of of Sunvault, but there is a general understanding that the company is to become part of Sunvault for an agreed value once the business has been solidified from a revenue standpoint.

On the retail power sales side - there has been a company and domain launched - www.edisonpowercorp.com . Sunvault has been working in conjunction with Edison Power Company for the retail of power to Alberta residents outside of First Nations Lands.

On May 7th, Sunvault Energy accepted shares for debt owed by UC Resources to Sunvault. The amount was $80,000 CDN. Sunvault has been registered as a new " control person" of UC Resources.

On June 29, 2015 - Sunvault Energy announced its management team and Edison Power will attend the Battery Show in Novi Michigan this September.

On July 17, 2015 - The Company announced it had received a non-solicited letter of interest from the Edison Power Company, a private Delaware company, expressing an interest in acquiring the total issued and outstanding shares but no less than 50.1 % of the total issued and outstanding shares of Sunvault Energy Inc. The letter describes that there are potential synergies between the two companies that could make the acquisition advantageous to both sides.

The intention as described in the letter is to combine Sunvault Solar Power Generation Technology with Edison Energy Storage technology.The Sunvault Board of directors will begin the process of evaluating the letter of interest, potentially entering into negotiations and communicating with shareholders, regulators and stakeholders as warranted.

Before management of Sunvault can enter into negotiations or even evaluate if this is an area of interest, a number of points are being cleared with Edison Power before negotiations can transpire

1)	Sunvault will only entertain an offer that would result in a publicly traded company. The offer has to be in the company opinion and as approved by vote of the shareholders, to be of increased benefit and value. The potential acquisition must result in the company being continued to list on a stock exchange as an end result.
2)	There has to be an increased technological advantage and IP advantage that will see the combination company being recognized as one of the foremost industry leaders in the area of energy storage.
3)

That the Edison Power Company recent discovery with its new light bulb design and any other new technological developments, patents - will be included as part in parcel of the combination of the two entities.

4)	That the potential acquisition passes all the regulatory requirements as far as the company jurisdiction of Nevada dictates.
5)

That the management team including Gary Monaghan, Trent Blind, Lorne Mark Roseborough and others will remain in place. That the technical development team including Dr. Robert Murray - Smith also remain in place.

6)	That all branding and marketing, including domain names, all are included in the transaction.

Results of Operations for the Quarters Ended March 31, 2015 and 2014

Our operating results for the quarters ended March 31, 2015 and 2014 are summarized as follows:

For the quarter ended March 31, 2015, Sunvault incurred a net loss of $1,260,643 compared to a loss of $123,795 in the quarter ended March 31, 2014. The worsened results for the quarter ended March 31, 2015 is mainly attributable to an increase in direct and operating expenses.

	Three months ended March 31, 2015	Three months ended March 31, 2014
	$	$
Total revenue	1,281,105	1,102,140
Direct costs	(1,277,090)	(820,446)
Operating expense	(1,202,772)	(405,489)
Interest expense	(61,886)	-
Net loss	(1,260,643)	(123,795)
Net loss attributable to non-controlling interest	(551)	54,045
Net loss attributable to the Company	(1,261,194)	(69,750)

Liquidity and Financial Condition

Working Capital

	March 31, 2015	December 31, 2014
	$	$
Current Assets	1,905,026	2,275,504
Current Liabilities	3,523,217	3,482,588
Working Capital (Deficit)	(1,618,191)	(1,207,084)

As of Mach 31, 2015, Sunvault had current assets of $1,905,026 (consisting of cash, accounts receivable, inventory, prepaid expenses and deposits, and amounts due from related party) and current liabilities of $3,523,217 resulting in a working capital deficit of $1,618,191 compared to a working capital deficit of $1,207,084 as of December 31, 2014.

Cash Flows

	Three months ended March 31, 2015	Three months ended March 31, 2014
	$	$
Net Cash Provided by (Used in) Operating Activities	(401,943)	114,859
Net Cash Used in Investing Activities	(369,261)	(66,439)
Net Cash Provided by (Used in) Financing Activities	348,910	(60,590)
Effect of Exchange Rate Changes on Cash	151,820	(20,575)
Decrease in Cash	(270,474)	(32,745)

Operating Activities

Net cash used in operating activities for the three months ended March 31, 2015 was $401,943, which includes net loss of $1,260,643 (before non-controlling interest attribution), compared to $114,859 of net cash provided by operating activities for the three months ended March 31, 2014.

The increase in working capital deficit for the period ended March 31, 2015 was mainly due a decrease in cash of $270,474 accounts receivable of 146,263, inventory of $144,601, and an increase in the current portion of capital lease obligations of $69,558, offset by an increase in amounts owing from related parties of $187,161.

Investing Activities

During the three months ended March 31, 2015, Sunvault had net cash used in investing activities of $369,261 which includes $8,039 for the purchase of property and equipment, $170,576 for investments, and $229,646 from advances to related parties offset by $39,000 proceeds from related parties. For the three months ended March 31, 2014, net cash used in investing activities was $66,439, which consisted of cash acquired on the recapitalization of $562 offset by $67,001 used in the purchase of property and equipment.

Financing Activities

During the three months ended March 31, 2015, Sunvault had net cash provided by financing activities of $348,910 which includes $12,617 for proceeds from related parties and $536,327 of proceeds from convertible debt offset by a $8,802 increase in the line of credit, $33,650 repayment of long-term debt, $114,262 repayment of capital lease obligations and $43,320 of deferred financing costs. For the three months ended March 31, 2014, net cash used in financing activities was $60,590 consisting of $2,715 for the repayment of loans payable, $36,731 for the repayment of long-term debt, and $21,144 for the repayment of capital lease obligations.

Liquidity and Capital Resources Available to Us

As at March 31, 2015 and the date of this filing, we do not have sufficient cash in our bank accounts to cover our current expenses and estimated future expenses. We intend to meet our cash requirements for the next 12 months through equity financing, if such equity financing becomes available to us. There is no assurance that we will be successful in obtaining any such affiliate loans or in completing any private placement financings to continue our current operations.

We intend to meet our cash requirements for the next 12 months through equity financing, if such equity financing becomes available to us. There is no assurance that we will be successful in obtaining any such affiliate loans or in completing any private placement financings to continue our current operations.

We estimate that our expenses over the next 12 months will be approximately $ 4,607,000 as described in the table below. These estimates may change significantly depending on the nature of our future business activities and our ability to raise capital from shareholders or other sources.

Description	Expenses
$
Legal and accounting fees	300,000
Product development	2,500,000
Marketing and advertising	244,000
Business development	613,000
Salaries and consulting fees	400,000
General and administrative	550,000
Total	4,607,000

The company may be able to self-fund through acquisitions while the company seeks out additional financing. We currently do not have any arrangements in place to receive loans or other financing from our president or any other officer or for the completion of any further private placement financings and there is no assurance that we will be successful obtaining any such affiliate loans or in completing any further private placement financings. There is also no assurance that our president will provide financing on terms that will be acceptable to us. We may not raise sufficient funds to fully carry out our business plan.

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

Critical Accounting Policies

Our consolidated financial statements are impacted by the accounting policies used and the estimates and assumptions made by management during their preparation. A complete listing of these policies is included in Note 2 of the notes to our consolidated financial statements for the quarter ended March 31, 2015. We have identified below the accounting policies that are of particular importance in the presentation of our financial position, results of operations and cash flows, and which require the application of significant judgment by management.

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

Stock-based Compensation

The Company records stock-based compensation in accordance with ASC 718, "Compensation - Stock Compensation" and ASC 505, "Equity Based Payments to Non-Employees", using the fair value method. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.

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

Item 3. Quantitative And Qualitative Disclosures About Market Risk.

Pursuant to Item 305(e) of Regulation S-K, we are not required to provide the information required by this Item as we are a "smaller reporting company."

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

On or about February 15, 2014, our company became aware of an executed agreement signed by Mr. Derek Bannister, who was at that time a director of our company, between Millennium Trends International Inc. "Millenninum" and West Point International Inc. ("West Point") and John Crawford, who was at that time a director and chief executive officer of our company, and received confirmation from the major shareholder groups Millennium and West Point that they planned to move ahead to cancel share certificates equaling 35,000,000 shares of common stock. Our company has exercised the agreement to cancel these shares. Our company was then made aware by an email copy from a Bahamian Court that a disagreement within the shareholder group has arisen due to this decision, Our company is awaiting the results of that dispute and may have to retract or modify the statement made in a press release depending on the updates we receive from the shareholder groups authorized management. It is our company's position that the shares are cancelled.

As above, on January 7, 2014, we entered into an agreement with our largest shareholder group Millennium Inc. and West Point, who negotiated the transaction with our former chief executive officer and director, John Crawford, while he was still in office. This transaction gave the direction to return 35,000,000 shares of our common stock to treasury. The shares returned under the agreement were owned by Millennium and West Point both of which are Bahamian Companies.

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

On March 18, 2015, after discussion with Company advisors shareholders, stakeholders and the disclosure of certain facts and recent events, the company has decided to rescind the agreement with Albert Klyne which would return to Albert Klyne a minority interest in CleanGen. This is in response to a number of undisclosed issues that the company has become aware of. The Company has engaged legal council to enact the rescind clause in the agreement with 1454004 Alberta Ltd. The Company has started an action against Mr. Albert Klyne to rescind the agreement between the companies which would cancel the 19,500,000 shares issued for 44% of the CleanGen group of companies. The Company is seeking damages for the conduct of Klyne and others as it relates to the ousting of Sunvault Energy off of the landfill site.

On or about June 25, 2015, the Company received a notice of civil claim from Shaw Production Way Holdings Inc. for one million common shares to be issued from a large shareholder in addition to a preferred share agreement where Sunvault Energy was to receive the secured debt held by Shawood Lumber over Stealth Ventures. The Claim is requesting the common shares be issued, pursuant to the agreement and damages for not releasing these common shares per the agreement

In the opinion of the Company the secured debt was never transferred and therefore the agreement is not valid. The end result is that the company was not able to put forward its business plan as it relates to Stealth. The company went to court to try to get control over the operations of Stealth Ventures and Shawood did not support the action. The secured note was not given to Sunvault as required. Due to the actions of Shawood in this manner the company has lost the opportunity to turn the Stealth Venture company around and lost an opportunity to utilize 95 (Ninety-Five ) million in tax losses. The company will be seeking damages from Shawood for this loss and for the lost opportunity business plan of taking natural gas wells that were not profitable and turning them into power generating assets.

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

We intend to meet our ongoing cash requirements of approximately $4,607,000 for the next 12 months by raising the shortfall through a combination of equity financing from investors if we are able to identify other investors willing to purchase our securities or loan funds to us. We also will self-fund Sunvault's growth to a minor degree through some of the acquisitions we have completed and will complete this upcoming year. We may not be able to secure financing from other investors who can provide additional financing to us. If financing is available, it may involve issuing securities which could be dilutive to holders of our capital stock. If we do not raise additional capital from conventional sources, such as our existing or new investors or commercial banks, it is likely that our growth will be restricted and we may be forced to scale back or curtail implementing our business plan and our business may fail.

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

Robert Murray Smith was appointed as A Director on June 1, 2015.

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

SUNVAULT ENERGY, INC.
(Registrant)

Dated: July 31, 2015	By:	/s/ Gary Monaghan
Gary Monaghan
President, Chief Executive Officer and Director
(Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)

Exhibit Number	Description

31	Rule 13a-14(a)/15d-14(a) Certification - Principal Executive and Principal Accounting Officer
32	Section 1350 Certification
101.INS *	XBRL Instance Document
101.SCH *	XBRL Taxonomy Extension Schema Document
101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB *	XBRL Taxonomy Extension Label Linkbase Document
101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document

________________

*XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

