Form 10-Q
period 2015-06-30
SunVault Energy, Inc.
filed 2015-08-20
CIK 1547716

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

SUNVAULT ENERGY, INC.
(Exact name of registrant as specified in its charter)

Nevada	333-181040	27-4198202
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(I.R.S. Employer Identification No.)

Suite 200 – 10703 – 181 Street NW, Edmonton, Alberta	T5S 1N3
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

As of August 18, 2015, there were 106,878,613 shares of company common stock issued and outstanding

SUNVAULT ENERGY, INC.
Quarterly Report on Form 10-Q
For The Quarterly Period Ended
June 30 2015

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

As used in this current report and unless otherwise indicated, the terms "we", "us", "our" and “Sunvault” mean Sunvault Energy Inc. and our wholly-owned subsidiaries unless otherwise indicated:

1.	1454004 Alberta Ltd., an Alberta, Canada corporation;
2.	CleanGen Inc., an Alberta, Canada corporation, the 69.6% owned subsidiary of the Company;
3.	CleanGen Power Corp., the wholly-owned subsidiary of 1454004 Alberta Ltd.;
4.	CleanGen Aboriginal HR Services Ltd., the wholly-owned subsidiary of CleanGen Inc.;
5.	1098541 Alberta Ltd., the wholly-owned subsidiary of CleanGen Inc. and the general partner of CuttingEdge Tire Recycling Limited Partnership; and
6.	Coole Immersive Inc., the 75.5% owned subsidiary of CleanGen Inc.;
7.	Werkman Transport Inc., an Alberta, Canada corporation.

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

3

Item 1. Financial Statements

SUNVAULT ENERGY, INC.

Consolidated Financial Statements

June 30, 2015

(Expressed in U.S. dollars)

(unaudited)

Sunvault Energy, Inc.

Consolidated Balance Sheets

(Expressed in U.S. dollars)

	June 30, 2015 $	December 31, 2014 $
	(unaudited)
ASSETS
Current assets
Cash	83,762	547,936
Accounts receivable, net of allowance for doubtful accounts of $104,529 (2014 – $90,864) (Note 3)	820,448	910,074
Inventory (Note 4)	402,749	528,727
Due from related parties (Note 14)	597,999	219,707
Prepaid expenses and deposits	113,130	69,060
Total current assets	2,018,088	2,275,504

Restricted cash	8,035	12,930
Deferred financing costs	103,576	34,024
Property and equipment (Note 5)	2,695,213	2,372,021
Assets held for sale (Note 6)	482,044	482,044
Investment (Note 7)	170,576	–
Goodwill (Note 8)	389,569	418,851
Total assets	5,867,101	5,595,374

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities
Line of credit	186,599	151,141
Accounts payable and accrued liabilities (Note 9)	1,614,137	1,394,543
Current portion of capital lease obligations (Note 11)	274,288	163,373
Current portion of long-term debt (Note 10)	134,007	144,080
Current portion of convertible debt (Note 13)	222,291	–
Loans payable (Note 12)	227,581	115,281
Due to related parties (Note 14)	355,606	327,080
Deferred revenue	1,291,824	1,277,787
Total current liabilities	4,306,333	3,573,285

Site retirement obligation	61,132	65,727
Capital lease obligations (Note 11)	698,567	377,094
Long-term debt (Note 10)	252,801	343,843
Convertible debt, less unamortized discount of $nil (December 31, 2014 - $156,692 (Note 13)	1,181,156	371,503
Total liabilities	6,499,989	4,731,452
Going concern (Note 1)
Commitments and contingencies (Note 18)
Subsequent events (Note 20)
Stockholders’ equity (deficit)
Common stock, 500,000,000 shares authorized, $0.001 par value 106,878,613 shares issued and outstanding	106,879	106,879
Additional paid-in capital	3,288,083	2,799,159
Common stock issuable (Note 15)	621,583	134,916
Deferred compensation (Note 15)	(19,973)	(30,000)
Accumulated other comprehensive income (loss)	14,135	21,623
Deficit	(4,915,101)	(2,662,441)

Total Sunvault Energy, Inc. stockholders’ equity (deficit)	(904,394)	370,136
Non-controlling interest	271,506	493,786
Total stockholders’ equity (deficit)	(632,888)	863,922
Total liabilities and stockholders’ equity (deficit)	5,867,101	5,595,374

(The accompanying notes are an integral part of these condensed consolidated financial statements)

Sunvault Energy, Inc.

Statements of Operations and Comprehensive Loss

(Expressed in U.S. dollars)

(unaudited)

	Three Months Ended June 30, 2015 $	Three Months Ended June 30, 2014 $	Six Months Ended June 30, 2015 $	Six Months Ended June 30, 2014 $

Revenues
Non-program service revenue	116,342	240,590	341,528	463,296
Recycling fee revenue	847	354,114	168,329	504,446
Scrap metal revenue	13,595	17,364	16,533	23,209
Services rig and software revenue	26,501	36,716	73,606	83,847
Tire collections revenue	113,751	272,412	181,379	522,998
Tire shred and mulch revenue	456,607	177,621	659,801	603,161
Transportation revenue	630,037	709,357	1,202,573	709,357
Total revenues	1,357,680	1,808,174	2,643,749	2,910,314

Direct costs
Amortization	77,646	61,363	154,361	110,293
Equipment rental and maintenance	178,915	225,484	371,465	329,679
Freight and transportation	245,756	218,071	376,737	525,537
Labour and subcontractors (Note 14)	671,472	713,604	1,310,706	872,674
Materials	23,275	(147,774)	124,952	(88,045)
Site operating costs	57,138	53,292	104,695	110,943
Tire processing costs	62,543	102,216	150,919	185,621
Total direct costs	1,316,745	1,226,256	2,593,835	2,046,702
Gross profit	40,935	581,918	49,914	863,612

Operating expenses
Amortization	15,833	8,737	31,282	15,009
Bad debts	142	21,658	12,414	21,658
Consulting fees (Note 14)	88,157	431,761	171,056	490,821
Equipment rental and maintenance	12,163	36,580	29,050	47,721
General and administrative	81,871	51,054	295,038	98,025
Management fees (Note 14)	84,942	201,055	681,485	327,898
Professional fees	86,924	189,718	153,905	222,432
Rent	19,804	63,390	43,831	91,369
Research and development	4,034	–	4,034	–
Salaries and subcontracting fees	94,253	94,777	223,264	166,319
Travel and promotion	59,958	50,176	107,449	73,143
Total operating expenses	548,081	1,148,906	1,752,808	1,554,395
Net loss before other income (expense)	(507,146)	(566,988)	(1,702,894)	(690,783)

Other income (expense)
Gain on sale of equipment	7,508	–	7,508	–
Gain on settlement of debt	–	20,400	–	20,400
Interest expense	(518,211)	(34,529)	(779,554)	(34,529)
Total other income (expense)	(510,703)	(14,129)	(772,046)	(14,129)
Net loss	(1,017,849)	(581,117)	(2,474,940)	(704,912)
Less: net loss attributable to non-controlling interest	86,592	67,818	222,280	121,863

Net loss attributable to Sunvault Energy, Inc.	(931,257)	(513,299)	(2,252,660)	(583,049)
Comprehensive income (loss)
Foreign currency translation gain (loss)	822	(10,839)	(7,488)	20,245
Comprehensive loss attributable to Sunvault Energy, Inc.	(930,435)	(524,138)	(2,260,148)	(562,804)
Loss per share attributable to Sunvault Energy, Inc. shareholders, basic and diluted	(0.01)	(0.01)	(0.02)	(0.01)
Weighted average shares outstanding used in the calculation of net loss attributable to Sunvault Energy, Inc. per common share	106,878,613	89,654,532	106,878,613	69,318,540

(The accompanying notes are an integral part of these condensed consolidated financial statements)

Sunvault Energy, Inc.

Condensed Consolidated Statements of Cash Flows

(Expressed in U.S. dollars)

(unaudited)

	Six Months Ended June 30, 2015 $	Six Months Ended June 30, 2014 $

Operating activities
Net loss	(2,474,940)	(704,912)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of discounts on convertible debt	488,924	–
Amortization of property and equipment	185,643	123,056
Amortization of deferred financing costs	18,953	2,246
Gain on sale of equipment	(7,508)	–
Gain on settlement of debt	–	(20,400)
Stock-based compensation	496,694	286,423

Changes in operating assets and liabilities:
Accounts receivable	89,626	(208,317)
Inventory	125,978	(220,755)
Due from related parties	(197,543)	(68,164)
Prepaid expenses and deposits	(44,070)	(40,951)
Accounts payable and accrued liabilities	219,594	512,347
Deferred revenue	14,037	185,621
Due to related parties	15,777	114,996
Net cash used in operating activities	(1,068,835)	(38,810)
Investing activities
Advances to related parties	(219,749)	–
Cash acquired on recapitalization	–	562
License costs	–	(21,690)
Proceeds from sale of equipment	9,012	–
Proceeds from related parties	39,000	–
Purchase of investment	(170,576)	–
Purchase of property and equipment	(39,627)	(426,686)
Purchase of term deposit	(4,047)	–
Redemption of term deposit	8,213	–
Net cash used in investing activities	(377,774)	(447,814)

Financing activities

Line of credit	35,458	58,505
Deferred financing costs	(73,388)	(23,450)
Proceeds from convertible debt	878,280	229,772
Proceeds from loans payable	112,300	–
Repayment of loans payable	–	(16,411)
Repayment of long-term debt	(67,639)	(75,044)
Repayment of capital lease obligations	(175,981)	(54,249)
Proceeds from related parties	12,749	–
Net cash provided by financing activities	721,779	119,123
Effect of foreign exchange rate changes on cash	260,656	63,662
Decrease in cash	(464,174)	(303,839)
Cash, beginning of period	547,936	547,288
Cash, end of period	83,762	243,449
Non-cash investing and financing activities:
Property and equipment financed under capital lease	629,978	–
Shares issued to settle convertible debt	–	37,833
Shares issued to settle related party debt	–	31,100
Supplemental disclosures:
Interest paid	66,488	31,927
Income taxes paid	9,210	–

(The accompanying notes are an integral part of these condensed consolidated financial statements)

Sunvault Energy, Inc.

Notes to the Condensed Consolidated Financial Statements

June 30, 2015

(Expressed in U.S. dollars)

(unaudited)

1.	Basis of Presentation

The accompanying consolidated interim financial statements of Sunvault Energy, Inc. (the “Company”) should be read in conjunction with the consolidated financial statements and accompanying notes filed with the U.S. Securities and Exchange Commission in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014. In the opinion of management, the accompanying consolidated financial statements reflect all adjustments of a recurring nature considered necessary to present fairly the Company’s financial position and the results of its operations and its cash flows for the periods shown.

The preparation of these consolidated financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported. Actual results could differ materially from those estimates. The results of operations and cash flows for the periods shown are not necessarily indicative of the results to be expected for the full year.

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at June 30, 2015, the Company has a working capital deficiency of $2,288,245 and has accumulated losses of $4,915,101 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.	Significant Accounting Policies

(a)	Principles of Consolidation

These consolidated financial statements and related notes are prepared in conformity with accounting principles generally accepted in the United States and are expressed in U.S. dollars. These consolidated financial statements include the accounts of the Company and the following entities:

Werkman Transport Inc. (“WTI”)	Wholly-owned subsidiary of the Company
1454004 Alberta Ltd. (“1454004”)	Wholly-owned subsidiary of the Company
CleanGen Inc.	69.6% owned subsidiary of the Company
CleanGen Power Corp.	Wholly-owned subsidiary of 1454004 Alberta Ltd.
CleanGen Aboriginal HR Services Ltd.	Wholly-owned subsidiary of CleanGen Inc.
1098541 Alberta Ltd.	Wholly-owned subsidiary of CleanGen Inc.
Cutting Edge Tire Recycling Limited Partnership	Wholly-owned subsidiary of 1098541 Alberta Ltd.
Coole Immersive Inc.	75.5% owned subsidiary of CleanGen Inc.

All inter-company balances and transactions have been eliminated.

(b)	Comprehensive Income

ASC 220, “Comprehensive Income” establishes standards for the reporting and display of comprehensive income and its components in the financial statements. For the six months ended June 30, 2015 and 2014, comprehensive income (loss) consists of foreign currency translation gains and losses.

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

2.	Significant Accounting Policies (continued)

(d)	Reclassifications

Certain of the prior year figures have been reclassified to conform to the current year’s presentation.

3.	Accounts Receivable

	June 30, 2015 $	December 31, 2014 $

Trade accounts receivable	794,703	898,141
GST receivable	23,981	9,411
Other receivable	1,764	2,522

	820,448	910,074

4.	Inventory

	June 30, 2015 $	December 31, 2014 $

Tire mulch	15,778	15,727
Tire shred	386,971	513,000
	402,749	528,727

5.	Property and Equipment

	Cost $	Accumulated amortization $	Net book value as at June 30, 2015 $	Net book value as at December 31, 2014 $

Building	88,142	1,705	86,437	94,768
Computer equipment	34,315	17,681	16,634	21,168
Field and production equipment	1,749,598	475,826	1,273,772	1,427,784
Furniture	54,146	13,230	40,916	12,781
Land	68,810	–	68,810	73,982
Transportation equipment	1,265,336	105,518	1,159,818	685,737
Truck	64,000	15,174	48,826	55,801

	3,324,347	629,134	2,695,213	2,372,021

As at June 30, 2015, included in field and production equipment are assets under capital lease with an original cost of $170,226 (December 31, 2014 - $224,515) and accumulated amortization of $9,895 (December 31, 2014 - $35,898). Included in transportation equipment are assets under capital lease with an original cost of $1,173,938 (December 31, 2014 - $586,669) and accumulated amortization of $84,748 (December 31, 2014 - $51,727). During the six months ended June 30, 2015, amortization expense includes $37,985 (2014 - $27,692) related to assets under capital leases.

6.	Assets Held For Sale

Assets held for sale consists of solar panels which the Company acquired by issuing 333,333 units in 2013.

7.	Investment

On January 5, 2015, the Company paid $170,576 pursuant to an assignment agreement dated December 27, 2014, whereby the Company acquired a 13% interest in a joint venture.

8. Goodwill

	Cost $	Foreign currency translation adjustment $	Impairment $	Net carrying value as at June 30, 2015 $	Net carrying value as at December 31, 2014 $

Coole Immersive Inc.	137,095	(26,346)	–	110,749	119,073
Werkman Transport Inc.	273,224	73,601	(68,005)	278,820	299,778
	410,319	47,255	(68,005)	389,569	418,851

9.	Accounts Payable and Accrued Liabilities

	June 30, 2015 $	December 31, 2014 $

Trade accounts payable	1,310,517	1,202,012
Accrued liabilities	134,492	63,095
GST payable	38,624	61,165
Income taxes payable	6,591	16,896
Payroll payable	117,900	44,910
Other payable	6,013	6,465
	1,614,137	1,394,543

10.	Long-term Debt

	June 30, 2015 $	December 31, 2014 $

Business Development Bank of Canada, repayable in monthly instalments of Cdn$6,000 plus interest at 7%, maturing May 17, 2018, secured by a general interest in all present and after acquired property.	168,364	212,051

Business Development Bank of Canada, repayable in monthly instalments of Cdn$6,667 plus interest at 8%, maturing May 17, 2018, secured by a general interest in all present and after acquired property.	187,080	235,624

John Deere Finance, repayable in monthly installments of Cdn$1,262 including interest at 0%, maturing on January 1, 2018, secured by specific equipment.	31,364	40,248

	386,808	487,923

Less: current portion	(134,007)	(144,080)

Long-term portion	252,801	343,843

Principal repayments on long-term debt in each of the next four years are as follows:

Year	$	$

2015	83,574	67,004
2016	167,147	134,007
2017	167,147	134,007
2018	64,597	51,790

	482,465	386,808

11.	Capital Lease Obligations

	June 30, 2015 $	December 31, 2014 $

Treadco Inc., equipment lease repayable in monthly installments of Cdn$5,000 including interest at 12% per annum, due in February 2015, secured by specific field equipment.	–	23,707

Coast Capital, equipment lease repayable in monthly instalments of Cdn$1,186 including interest at 8.23% per annum, due in July 2017, secured by production equipment.	21,772	28,456

Coast Capital, equipment lease repayable in monthly instalments of Cdn$1,067 including interest at 8.23% per annum, due in July 2017, secured by production equipment.	28,971	34,988

National Leasing Group Inc., equipment lease repayable in monthly installments of Cdn$823, due in June 2019, secured by plant equipment.	20,963	25,060

Roynat Inc., equipment lease repayable in monthly installments of Cdn$1,464, due in March 2020, secured by specific field equipment.	57,416	–

Travelers Financial Corporation, equipment lease repayable in monthly installments of Cdn$2,093, due in June 2016, secured by transportation equipment.	19,216	30,335

Travelers Financial Corporation, equipment lease repayable in monthly installments of Cdn$2,123, due in September 2016, secured by transportation equipment.	25,633	37,104

Travelers Financial Corporation, equipment lease repayable in monthly installments of Cdn$4,188, due in June 2018, secured by transportation equipment.	107,098	131,733

Mercado Capital Corporation, equipment lease repayable in monthly installments of Cdn $1,745, due in June 2019, secured by transportation equipment.	56,045	66,649

Blue Chip Leasing Corporation, equipment lease repayable in monthly installments of Cdn$819, due in June 2019, secured by transportation equipment.	20,364	24,630

National Leasing Group Inc., equipment lease repayable in monthly installments of Cdn$783, due in June 2019, secured by transportation equipment.	19,202	22,871

Westana Equipment Leasing Inc., equipment lease repayable in monthly installments of Cdn$2,190, due in June 2019, secured by transportation equipment.	49,140	57,467

Westana Equipment Leasing Inc., equipment lease repayable in monthly installments of Cdn$2,190, due in June 2019, secured by transportation equipment.	49,140	57,467

Travelers Financial Corporation, equipment lease repayable in monthly installments of Cdn$3,674, due in February 2020, secured by transportation equipment.	131,012	–

Travelers Financial Corporation, equipment lease repayable in monthly installments of Cdn$4,070, due in March 2020, secured by transportation equipment.	150,494	–

Travelers Financial Corporation, equipment lease repayable in monthly installments of Cdn$6,109 for the first six payments and thereafter to decrease to Cdn$4,345, due in March 2019, secured by transportation equipment.	134,949	–

Travelers Financial Corporation, equipment lease repayable in monthly installments of Cdn$1,943, due in August 2016, secured by transportation equipment.	19,306	–

Travelers Financial Corporation, equipment lease repayable in monthly installments of Cdn$2,875, due in January 2018, secured by transportation equipment.	62,134	–

	972,855	540,467

Less: current portion	(274,288)	(163,373)

Long-term portion	698,567	377,094

11.	Capital Lease Obligations (continued)

Future minimum lease payments related to capital lease obligations are as follows:

$

2015	187,500
2016	341,823
2017	297,516
2018	235,167
2019	102,941
2020	16,137

1,181,084

Less: imputed interest	(208,229)

972,855

Less: current portion	(274,288)

Long-term portion	698,567

12.	Loans Payable

(a)

As at June 30, 2015, the Company owed $115,581 (December 31, 2014 – $115,281) to a non-related party for expenses paid on behalf of the Company. The amount due is non-interest bearing, unsecured, and due on demand.

(b)

As at June 30, 2015, the Company owed $112,300 (December 31, 2014 – $nil) to various non-related parties for proceeds received pursuant to the future exercise of share purchase warrants. The share purchase warrants are exercisable at a price of $0.50 per share of common stock for a period of 90 days from when the Company’s shares resume trading. To exercise the share purchase warrants, each holder must first exercise a minimum of 25% of the respective share purchase warrants issued.

13.	Convertible Debt

(a)

Effective April 22, 2014, the Company entered into private placement subscription agreements with several investors pursuant to which the Company issued convertible debentures in the aggregate amount of $180,200 and $42,091 (Cdn$52,500). The convertible debentures are unsecured, bear interest at 8% per annum and paid quarterly, due on April 22, 2016, and may be converted into shares of the Company’s common stock at any time at the conversion price of $0.30 per share. The Company incurred financing costs of $23,450 in connection with the financing, which was deferred and will be amortized over the term of the debt. During the six months ended June 30, 2015, the Company amortized $5,806 (2014 - $2,246) of the deferred financing costs.

In accordance with ASC 470-20, “Debt with Conversion and Other Options”, the Company determined that the convertible promissory note contained no embedded beneficial conversion feature as the convertible promissory note was issued with a conversion price higher than the fair market value of the Company’s shares of common stock at the time of issuance.

(b)

Effective December 15, 2014, the Company entered into private placement subscription agreements with several investors pursuant to which the Company issued convertible debentures in the aggregate amount of $725,990 and $42,331 (Cdn$52,800). Of these amounts, $302,740 was received as at December 31, 2014. During the three months ended March 31, 2015, the Company received additional proceeds in the amount of $423,250 and $42,331 (Cdn$52,800). The convertible debentures are unsecured, bear interest at 10% per annum which is paid quarterly, due on December 15, 2016, and may be converted into shares of the Company’s common stock, after six months from issuance, at a conversion price of $0.20 per share. If converted into shares of common stock, the holder is entitled to one share purchase warrant with an exercise price of $0.50 for a period of two years. The Company incurred financing costs of $40,568 in connection with the financing, which was deferred and will be amortized over the term of the debt. During the six months ended June 30, 2015, the Company amortized $9,456 (2014 - $nil) of the deferred financing costs.

13.	Convertible Debt (continued)

In accordance with ASC 470-20, “Debt with Conversion and Other Options”, the Company recognized the intrinsic value of the embedded beneficial conversion feature of $424,267 as additional paid-in capital and an equivalent discount which will be charged to operations over the term of the convertible debentures from the effective date to the first convertible date. Of this amount, $166,507 was recorded to additional paid-in capital as at December 31, 2014. During the three months ended March 31, 2015, the Company recorded an additional $257,760 for the intrinsic value of the embedded beneficial conversion feature on the proceeds received during the quarter. During the six months ended June 30, 2015, the Company had accreted $414,452 (2014 - $nil) of the debt discount which was recorded as interest expense. As at June 30, 2015, the carrying values of the convertible debentures were $725,990 (December 31, 2014 - $146,048) and $42,331 (Cdn$52,800) (December 31, 2014 - $nil).

(c)

Effective March 1, 2015, the Company entered into private placement subscription agreements with several investors pursuant to which the Company issued convertible debentures in the aggregate amount of $396,800 and $16,035 (Cdn$20,000). The convertible debentures are unsecured, bear interest at 8.5% per annum which is paid quarterly, due on March 1, 2016, and may be converted into shares of the Company’s common stock, after six months from issuance or if the stock trades above $0.75 for a 14 calendar day period, at a conversion price of $0.25 per share. If converted into shares of common stock, the holder is entitled to one share purchase warrant with an exercise price of $1.00 for a period of two years. The Company incurred financing costs of $32,820 in connection with the financing, which was deferred and will be amortized over the term of the debt. During the six months ended June 30, 2015, the Company amortized $3,690 (2014 - $nil) of the deferred financing costs.

In accordance with ASC 470-20, “Debt with Conversion and Other Options”, the Company recognized the intrinsic value of the embedded beneficial conversion feature of $231,164 as additional paid-in capital and an equivalent discount which will be charged to operations over the term of the convertible debentures from the effective date to the first convertible date. The convertible debentures became convertible on June 11, 2015, the 14th calendar day of the Company's stock trading above $0.75. During the six months ended June 30, 2015, the Company accreted $231,164 (2014 - $nil) of the debt discount which was recorded interest expense. As at June 30, 2015, the carrying values of the convertible debentures were $396,800 (December 31, 2014 - $nil) and $16,035 (Cdn$20,000) (December 31, 2014 - $nil).

14.	Related Party Transactions

(a)	As at June 30, 2015, the Company owed $27,708 (December 31, 2014 - $10,286) to a company controlled by the President of the Company, which is unsecured, non-interest bearing, and due on demand.

(b)	As at June 30, 2015, the Company was owed $80,573 (December 31, 2014 - $56,511) from a company controlled by the President of the Company, which is unsecured, non-interest bearing, and due on demand.

(c)	As at June 30, 2015, the Company owed $37,500 (December 31, 2014 - $19,500) to the Chief Technology Officer of the Company, which is unsecured, non-interest bearing, and due on demand.

(d)	As at June 30, 2015, the Company owed $14,980 (December 31, 2014 - $14,980) to the Treasurer and Secretary of the Company, which is unsecured, non-interest bearing, and due on demand.

(e)	As at June 30, 2015, the Company owed $149,412 (December 31, 2014 - $107,232) to a company controlled by a director of the Company, which is unsecured, non-interest bearing, and due on demand.

(f)	As at June 30, 2015, the Company owed $19,547 (December 31, 2014 - $nil) to a company controlled by a director of the Company, which is unsecured, non-interest bearing, and due on demand.

(g)

As at June 30, 2015, the Company was owed $380,496 (December 31, 2014 - $158,886) from a company controlled by a significant shareholder of the Company, which is unsecured, non-interest bearing, and due on demand.

(h)	As at June 30, 2015, the Company was owed $111,000 (December 31, 2014 - $nil) from a company under common control, which is unsecured, non-interest bearing, and due on demand.

(i)	As at June 30, 2015, the Company was owed $4,009 (Cdn$5,000) (December 31, 2014 - $4,310 (Cdn$5,000)) from a director of the Company, which is unsecured, non-interest bearing, and due on demand.

14.	Related Party Transactions (continued)

(j)

As at June 30, 2015, the Company owed $19,349 (Cdn$24,134) (December 31, 2014 - $20,804 (Cdn$24,134)) to the President and companies controlled by the President of 1454004, which is unsecured, non-interest bearing, and due on demand.

(k)	As at June 30, 2015, the Company was owed $21,921 (Cdn$27,342) from (December 31, 2014 – owed $69 (Cdn$80) to) a shareholder of Coole, which is unsecured, non-interest bearing, and due on demand.

(l)	As at June 30, 2015, the Company owed $87,110 (Cdn$108,652) (December 31, 2014 – $154,209 (Cdn$178,898)) to the President of WTI, which is unsecured, non-interest bearing, and due on demand.

(m)

For the six months ended June 30, 2015, the Company incurred management fees of $13,085 (2014 - $72,937) and consulting fees of $nil (2014 - $19,146) to the President and companies controlled by the President of 1454004.

(n)	For the six months ended June 30, 2015, the Company incurred labour costs of $110,058 (2014 - $nil) to a company controlled by the brother of the President of WTI.

(o)	For the six months ended June 30, 2015, the Company incurred consulting fees of $20,460 (2014 - $nil) and management fees of $nil (2014 - $16,500) to the Chief Technology Officer of the Company.

(p)	For the six months ended June 30, 2015, the Company incurred consulting fees of $4,000 (2014 - $nil) to a director of the Company.

(q)	For the six months ended June 30, 2015, the Company incurred salaries and subcontracting fees of $11,400 (2014 - $nil) to the President of Coole.

(r)

For the six months ended June 30, 2015, the Company incurred consulting fees of $nil (2014 - $60,000) to and management fees recovery of $39,375 (2014 - $nil) from a company controlled by a significant shareholder of the Company.

(s)	For the six months ended June 30, 2015, the Company incurred freight and transportation expenses of $nil (2014 - $63,378) to a company owned by the spouse of a member of management of the Company.

(t)	For the six months ended June 30, 2015, included in management fees are the following amounts:

•	$60,000 (2014 - $55,000) incurred to the President of the Company;
•	$90,893 (2014 - $10,000) incurred to a director of the Company;
•	$48,315 (2014 - $22,793) incurred to the President of WTI;
•	$530,417 (2014 - $nil) incurred to a company controlled by the Chief Executive Officer of the Company;
•	$nil (2014 - $39,283) incurred to the daughter of the President of 1454004;
•	$nil (2014 - $23,249) incurred to the son of the President of 1454004; and
•	$nil (2014 - $82,054) incurred to a former director of 1454004.

(u)	For the six months ended June 30, 2015, included in labour costs is $28,368 (2014 - $22,805) paid to the son of the former President of 1454004.

15.	Common Stock

(a)

As at June 30, 2015, the Company had $134,916 (Cdn$156,516) (December 31, 2014 – $134,916 (Cdn$156,516)) in common stock issuable to a company controlled by the President of WTI for the acquisition of certain assets and assumption of certain liabilities of 1301540 Alberta Ltd. on April 15, 2014.

(b)

As at June 30, 2015, the Company had $486,667 (December 31, 2014 – $nil) in common stock issuable to a company controlled by a director of the Company for management fees incurred. Refer to Note 18(h).

(c)

On March 1, 2014, the Company entered into a consulting agreement with a non-related party for a period of one year commencing March 1, 2015. As consideration for these services, the Company issued 300,000 shares of common stock with a fair value of $30,000 which was recorded as deferred compensation. During the six months ended June 30, 2015, the Company expensed $10,027 of the deferred compensation as consulting fees which reflects the pro-rata portion of the services provided to June 30, 2015.

16.	Stock Options

On February 6, 2014, the Company adopted the 2014 Stock Option Plan which permits the Company to grant stock options for up to 12,968,800 shares of common stock to officers, directors, employees, and consultants. The Board of Directors will determine the exercise price and vesting schedule for stock options granted. The maximum term of stock options granted is five years.

A summary of the Company’s stock option activity is as follows:

	Number of options	Weighted average exercise price $	Aggregate intrinsic value $

Outstanding, December 31, 2014 and June 30, 2015	3,100,000	0.10	1,953,000

Additional information regarding stock options outstanding as at June 30, 2015, is as follows:

	Outstanding and exercisable
Range of exercise prices $	Number of shares	Weighted average remaining contractual life (years)	Weighted average exercise price $

0.10	3,100,000	3.6	0.10

17.	Share Purchase Warrants

On May 15, 2015, the Company issued 2,050,000 share purchase warrants exercisable at a price of $0.50 per share of common stock for a period of 90 days from when the Company’s shares resume trading. To exercise the share purchase warrants, each holder must first exercise a minimum of 25% of the respective share purchase warrants issued. The share purchase warrants have no value as of June 30, 2015 as the Company’s shares have not resumed trading and the vesting date cannot be determined as of the date of these financial statements.

The following table summarizes the continuity of share purchase warrants:

	Number of warrants	Weighted average exercise price $

Balance, December 31, 2014	527,333	2.00

Issued	2,050,000	0.50

Balance, June 30, 2015	2,577,333	0.81

As at June 30, 2015, the following share purchase warrants were outstanding:

Number of warrants	Exercise price $	Expiry date

60,000	2.00	September 16, 2015
34,000	2.00	September 17, 2015
333,333	2.00	November 15, 2015
100,000	2.00	April 15, 2017
2,050,000	0.50	90 days from when the Company's shares resume trading
2,577,333

18	Commitments and Contingencies

(a)

On September 14, 2011, CleanGen Power received notice that The Groundworx Co. (“Groundworx") was seeking damages of Cdn$33,678 for repair services provided for a Doppstadt Shredder (the “Shredder”). Management of CleanGen Power asserts that any repair services provided for the Shredder was done without the agreement and the knowledge of CleanGen Power. On October 5, 2012, CleanGen Power filed a Statement of Defense and Counterclaim, seeking damages of Cdn$6,000,000 from Groundworx for the following: (i) trespassing, including physical damage to the gates and structures located on land that CleanGen Power was entitled to possession of; (ii) removal and conversion of the Shredder without permission; (iii) consequential losses arising from, but not limited to, CleanGen Power’s inability to perform its obligations under agreements with third parties as a direct result of the loss of the Shredder; (iv) damages arising from the disruption of CleanGen Power’s business, causing CleanGen Power to be unable to honour all of its financial obligations to third parties; and (v) administrative time and resources spent by CleanGen Power to locate the Shredder and to deal with the abovementioned acts of Groundworx. On November 16, 2012, CleanGen Power received a Statement of Defense to Counterclaim from Groundworx, who denied all of the allegations in the Counterclaim. CleanGen Power has until April 30, 2016 to advance the action or it risks automatic dismissal for delay by the Court.

(b)

On December 9, 2013, the Company entered into a licensing agreement pursuant to which the Company has been granted a royalty-bearing, exclusive license to certain patented inventions. The Company has agreed to pay the licensor $3,000 and issue shares of common stock equal to a fair value of $30,000 on or before January 8, 2014. The Company will pay royalties to the licensor calculated based on 4% of net sales for licensed products and processes. The minimum royalty payments are to be paid in advance on a quarterly basis as follows: December 3, 2018: - $500; year 2019 - $2,000; year 2020 - $4,000; year 2021 - $6,000; year 2022 - $8,000; and $10,000 for year 2023 and every year thereafter for the life of the agreement. If the first sale of a licensed product occurs before 2019, the first minimum royalty payment will be due on December 31 of the year in which the first sale occurred and the due dates for the subsequent minimum royalty payments will be adjusted accordingly. The Company must provide funding of at least $50,000 by January 6, 2014 for research by the licensor in the area of electrochemical based solar cells with energy storage capacity. In addition, the Company must pay the licensor milestone payments as follows: $5,000 upon completion of a working prototype due on March 31, 2018 and $10,000 upon its first commercial sale due on March 31, 2019. The Company must execute the first commercial sales of products to a retail customer on or before March 31, 2019 or the licensor has the right to terminate the agreement. The term of this license will continue until the latter of: (i) the date that no licensed patent remains a pending application or an unforceable patent, or (ii) the date on which the licensee’s obligation to pay royalties expires.

(c)

On January 16, 2014, the Company entered into an agreement with a company controlled by the President of the Company whereby the Company is to pay $10,000 per month, which is to be paid with shares of common stock of the Company until the Company has adequate funding. If the agreement is terminated by the Company without cause or as a result of a change in control, the company controlled by the President of the Company will be entitled to termination pay of $240,000.

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

(f)

On April 24, 2014, the Company entered into a Services and Commission Agreement with Aboriginal Financial Services Corporation (“AFSC”), a company controlled by a director of the Company, pursuant to which AFSC will provide the Company with knowledge regarding various Aboriginal peoples, groups, organizations and First Nations, Metis and Inuit communities (“Aboriginal Stakeholders”) and their business practices to assist the Company in identifying utility resource development and associated services to assist the Company with contractual arrangements for the development of resource opportunities on Aboriginal lands.

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

The Company agrees to issue common stock and stock options to AFSC, at its discretion at such times and in such amounts as it determines from time to time. AFSC shall be entitled to participate in other incentive plans or employee incentive stock options. Such stock options are to be exercisable for a minimum period of five years from the date of grant, considered earned and fully vested at the time of issue regardless of whether AFSC exercises its right, and the Company shall have no right to cancel or rescind such stock options granted thereafter.

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

The “Corporate and other” category includes income, expenses, and charges such as:

•	results of operations of various initiatives which support all of the Company’s reportable segments;

•	corporate management costs, such as human resources, finance and legal, not allocated to the Company’s reportable segments; and

•	stock-based compensation.

The following table summarizes the financial performance of the Company’s reportable segments:

	2015 $	2014 $

Recycling services	1,367,570	2,117,110
Services rig and software revenue	73,606	83,847
Transportation services	1,233,340	787,609
Elimination of inter-segment net revenue	(30,767)	(78,252)

Total consolidated net revenue	2,643,749	2,910,314

The following table provides a reconciliation to the Company’s consolidated operating results:

	2015 $	2014 $

Recycling services	(715,803)	(54,041)
Services rig and software revenue	679	43,070
Transportation services	108,034	5,544
Corporate and other	(1,095,804)	(685,496)

Total consolidated operating loss	(1,702,894)	(690,923)

Segmentation by geographical location is not presented as all revenues are earned in Canada and all long-lived assets are located in Canada. Total assets by segment are not presented as that information is not used to allocate resources or assess performance at the segment level and is not reviewed by the Chief Operating Decision Maker of the Company.

20.	Subsequent Events

(a)

Subsequent to June 30, 2015, the Company entered into a private placement subscription agreement with an investors pursuant to which the Company issued a convertible debenture in the amount of $50,000. The convertible debenture is unsecured, due two years from the date of issuance, bears interest at the rate of 8.5% per annum, calculated annually and paid quarterly, and may be converted into units after six months from the date of issuance or if the shares trade above $0.75 for a 14 day period at a conversion price of $0.25 per unit. Each unit is to consist of one share of common stock and one share purchase warrant exercisable at a price of $1.00 for a period of two years from the date of conversion.

(b)

Subsequent to June 30, 2015, the Company received proceeds in the amount of $45,400 pursuant to the future exercise of share purchase warrants. The share purchase warrants are exercisable at a price of $0.50 per share of common stock for a period of 90 days from when the Company’s shares resume trading. To exercise the share purchase warrants, each holder must first exercise a minimum of 25% of the respective share purchase warrants issued.

Item 2. Financial Information – Management’s Discussion and Analysis

The following discussion should be read in conjunction with the unaudited consolidated financial statements and the related notes for Sunvault Energy, Inc. (“Sunvault”) for the quarter ended June 30, 2015 that appear elsewhere in this Form 10-Q. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this Form 10-Q, particularly in the section entitled "Risk Factors" beginning on page 15.

Our Business Developments

On January 1, 2015 – Lorne Mark Roseborough resigned as director of CleanGen Power Corp, On January 15, 2015, Margaret Ward resigned as Director of CleanGen Power Corp. On January 30, 2015, Albert Klyne attempted to resign as Director – but as last remaining director his resignation is invalid. Then on February 1, 2015, a suspicious fire was lit on a leased piece of equipment we were using to turn a large woodpile into approximately $300,000 worth of sawdust. We reported the incident to the RCMP. There was an accelerant used to start the fire. This is the third documented fire on the property, each time resulting in a change of managed operations. Two days later we received a threatening call to not try to process that wood pile or face similar consequences. Then approximately a week later we were asked to leave the leased area by the landlord Margaret Ward because of the fire. It is our understanding that the same cast of characters. Klyne, Ward and others are again operating as a landfill under a new name. There are a number of outstanding issues that are facing Mr. Klyne regarding the conduct we in our opinion believe he undertook. There is a suit being prepared against him and Ward for their conduct. All former management of CleanGen have been removed. The company will look to start new landfill operations in Northern Alberta.

Effective January 13, 2015, James Malcolm Ross resigned as a director of our company. The resignation of Mr. Ross was not the result of any disagreement with our company regarding our operations, policies, practices or otherwise.

On January 20, 2015, we entered into a Limited Partnership Agreement with Halalt Transportation General Partner Ltd., a British Columbia, Canada corporation (the “General Partner Company”) and Chief James Robert Thomas, in trust for the Halalt First Nation of Chemainus, British Columbia Canada (“Halalt LP”). Under the Limited Partnership Agreement, the parties formed a limited partnership under the name of “Halalt Transportation Limited Partnership” for the purpose of providing transportation services and such other businesses as approved in accordance with the Limited Partnership Agreement, in British Columbia. The primary objective of the business is to gain income and profit based on the objectives of encouraging and promoting the participation of members of the Halalt First Nation by providing preferential employment and contracting opportunities; conducting business to reflect respect and concern for the environment and Halalt laws and culture; and to ensure the business is implemented in accordance with long-term and annual business plans, budgets and reporting approved by the board and which must contemplate a reasonable net profit to the Limited Partnership.

Interests of the partners in the Limited Partnership consist of the following classes of Units:

(a)	GP Units – issued to the General Partner Company; and
(b)	LP Units – issued to the Limited Partners.

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

On January 20, 2015, we entered into a Shareholder Agreement with Halalt (Transport) GP Holdings Ltd., a British Columbia, Canada corporation (“Halalt”) and the General Partner Company. Under the Shareholder Agreement, our company and Halalt will vote their shares so that the board of the General Partner is comprised of five directors, which directors will include two nominees of each of our company and Halalt and those four nominees will appoint a fifth director who will conduct the business of the General Partner Company. Our company will hold 49 Class A common voting shares and Halalt will hold 51 Class A common voting shares of the General Partner Company. These shares may not be sold, transferred or disposed of unless agreed to in writing by all of the shareholders of the General Partner Company, pursuant to the terms of the Shareholder Agreement.

In March 2015, a newly formed joint venture company, SuperVault Energy Inc., was created of which our company will be 50% owner. SuperVault has signed a license and development agreement to use certain UCLA developed patented technology for use in the area of electricity storage such as battery alternatives. Our company’s solar technology chipset allows for the generation, transfer and storage of energy within the same unit. The UCLA created patented process is useable in the manufacturing of a Super – Super Capacitor that is a bolt on technology for our company’s technology, as well as anywhere batteries of any type are used. The combination of these two technologies gives the ability to create, transfer and store large amounts of energy within the same unit.

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

Effective May 1, 2015, Aboriginal Power Corp entered into a retail marketing agreement with Utilitynet for the provision of power to Aboriginal Groups in Alberta. With the downward trend in the oil patch, the company determined to go to a direction which would supply the quickest and most effective entry point into the power sales market to contribute to company cash flow in the narrowest of time frames. Aboriginal Power has been working as an incubation company on behalf of Sunvault Energy Inc. The company is private and independently owned outside of Sunvault, but there is a general understanding that the company is to become part of Sunvault for an agreed value once the business has been solidified from a revenue standpoint.

On the retail power sales side - there has been a company and domain launched – www.edisonpowercorp.com . Sunvault has been working in conjunction with Edison Power Company for the retail of power to Alberta residents outside of First Nations Lands.

On May 7th, Sunvault Energy accepted shares for debt owed by UC Resources to Sunvault. The amount was $80,000 CDN. Sunvault has been registered as a new “ control person” of UC Resources.

On June 29, 2015 – Sunvault Energy announced its management team and Edison Power will attend the Battery Show in Novi Michigan this September.

On July 17, 2015 – The Company announced it had received a non-solicited letter of interest from the Edison Power Company, a private Delaware company, expressing an interest in acquiring the total issued and outstanding shares but no less than 50.1% of the total issued and outstanding shares of Sunvault Energy Inc. The letter describes that there are potential synergies between the two companies that could make the acquisition advantageous to both sides.

The intention as described in the letter is to combine Sunvault Solar Power Generation Technology with Edison Energy Storage technology. The Sunvault Board of directors will begin the process of evaluating the letter of interest, potentially entering into negotiations and communicating with shareholders, regulators and stakeholders as warranted.

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

5)

That the management team including Gary Monaghan, Trent Blind, Lorne Mark Roseborough and others will remain in place. That the technical development team including Dr. Robert Murray – Smith also remain in place.

6)	That all branding and marketing, including domain names, all are included in the transaction.

Results of Operations for the Quarters Ended June 30, 2015 and 2014

Our operating results for the quarters ended June 30, 2015 and 2014 are summarized as follows:

For the quarter ended June 30, 2015, Sunvault incurred a net loss of $2,474,940 compared to a loss of $704,912 in the quarter ended June 30, 2014. The worsened results for the quarter ended June 30, 2015 is mainly attributable to an increase in direct costs and operating expenses.

	Six months ended June 30, 2015	Six months ended June 30, 2014
	$	$
Total revenue	2,643,749	2,910,314
Direct costs	(2,593,835)	(2,046,702)
Operating expense	(1,752,808)	(1,554,395)
Other income (expense)	(772,046)	(14,129)
Net loss	(2,474,940)	(704,912)
Net loss attributable to non-controlling interest	222,280	121,863
Net loss attributable to the Company	(2,252,660)	(583,049)

Liquidity and Financial Condition

Working Capital

	June 30, 2015	December 31, 2014
	$	$
Current Assets	2,018,088	2,275,504
Current Liabilities	4,306,333	3,573,285
Working Capital (Deficit)	(2,288,245)	(1,297,781)

As of June 30, 2015, Sunvault had current assets of $2,018,088 (consisting of cash, accounts receivable, inventory, prepaid expenses and deposits, and amounts due from related party) and current liabilities of $4,306,333 resulting in a working capital deficit of $2,288,245 compared to a working capital deficit of $1,297,781 as of December 31, 2014.

Cash Flows

	Six months ended June 30, 2015	Six months ended June 30, 2014
	$	$
Net Cash Used in Operating Activities	(1,068,835)	(38,810)
Net Cash Used in Investing Activities	(377,774)	(447,814)
Net Cash Provided by Financing Activities	721,779	119,123
Effect of Exchange Rate Changes on Cash	260,656	63,662
Decrease in Cash	(464,174)	(303,839)

Operating Activities

Net cash used in operating activities for the six months ended June 30, 2015 was $1,068,835, which includes net loss of $2,474,940 (before non-controlling interest attribution), compared to $38,810 of net cash used in operating activities for the six months ended June 30, 2014.

Investing Activities

During the six months ended June 30, 2015, Sunvault had net cash used in investing activities of $377,774, which includes $39,627 for the purchase of property and equipment, $170,576 for investments, and $219,749 advanced to related parties, offset by $9,012 in proceeds received from the sale of equipment, $39,000 in proceeds received from related parties, and $8,213 for redemption of term deposits. For the six months ended June 30, 2014, net cash used in investing activities was $447,814, which consisted of cash acquired on the recapitalization of $562 offset by $426,686 used in the purchase of property and equipment.

Financing Activities

During the six months ended June 30, 2015, Sunvault had net cash provided by financing activities of $721,779 which includes $112,300 of proceeds from loans payable, $878,280 of proceeds from convertible debt, and $12,749 of proceeds from related parties, offset by repayments of long-term debt and capital lease obligations, and $73,388 of deferred financing costs. For the six months ended June 30, 2014, net cash used in financing activities was $119,123 consisting of proceeds of $229,772 from convertible debt and proceeds of $58,505 from the line of credit offset by repayments of long-term debt, capital lease obligations, and loans payable, and $23,450 of deferred financing costs.

Liquidity and Capital Resources Available to Us

As at June 30, 2015 and the date of this filing, we do not have sufficient cash in our bank accounts to cover our current expenses and estimated future expenses. We intend to meet our cash requirements for the next 12 months through equity financing, if such equity financing becomes available to us. There is no assurance that we will be successful in obtaining any such affiliate loans or in completing any private placement financings to continue our current operations.

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

Description	Expenses
$
Legal and accounting fees	300,000
Product development	2,500,000
Marketing and advertising	244,000
Business development	613,000
Salaries and consulting fees	4000,000
General and administrative	550,000
Total	4,607,000

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

Critical Accounting Policies

Our consolidated financial statements are impacted by the accounting policies used and the estimates and assumptions made by management during their preparation. A complete listing of these policies is included in Note 2 of the notes to our consolidated financial statements for the quarter ended June 30, 2015. We have identified below the accounting policies that are of particular importance in the presentation of our financial position, results of operations and cash flows, and which require the application of significant judgment by management.

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

On or about February 15, 2014, our company became aware of an executed agreement signed by Mr. Derek Bannister, who was at that time a director of our company, between Millennium Trends International Inc. ("Millennium") and West Point International Inc. ("West Point") and John Crawford, who was at that time a director and chief executive officer of our company, and received confirmation from the major shareholder groups Millennium and West Point that they planned to move ahead to cancel share certificates equaling 35,000,000 shares of common stock. Our company has exercised the agreement to cancel these shares. Our company was then made aware by an email copy from a Bahamian Court that a disagreement within the shareholder group has arisen due to this decision, Our company is awaiting the results of that dispute and may have to retract or modify the statement made in a press release depending on the updates we receive from the shareholder groups authorized management. It is our company’s position that the shares are cancelled.

As above, on January 7, 2014, we entered into an agreement with our largest shareholder group Millennium and West Point, who negotiated the transaction with our former chief executive officer and director, John Crawford, while he was still in office. This transaction gave the direction to return 35,000,000 shares of our common stock to treasury. The shares returned under the agreement were owned by Millennium and West Point, both of which are Bahamian Companies.

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

On March 18, 2015, after discussion with Company advisors, shareholders, stakeholders and the disclosure of certain facts and recent events, the Company has decided to rescind the agreement with Albert Klyne, which would return to Albert Klyne a minority interest in CleanGen. This is in response to a number of undisclosed issues that the Company has become aware of. The Company has engaged legal council to enact the rescind clause in the agreement with 1454004 Alberta Ltd. The Company has started an action against Mr. Albert Klyne to rescind the agreement between the companies which would cancel the 19,500,000 shares issued for 44% of the CleanGen group of companies. The Company is seeking damages for the conduct of Klyne and others as it relates to the ousting of Sunvault Energy off of the landfill site .

On or about June 25, 2015, the Company received a notice of civil claim from Shaw Production Way Holdings Inc. for 1 million common shares to be issued from a large shareholder in addition to a preferred share agreement where Sunvault Energy was to receive the secured debt held by Shawood Lumber over Stealth Ventures. The Claim is requesting the common shares be issued, pursuant to the agreement and damages for not releasing these common shares per the agreement

In the opinion of the Company the secured debt was never transferred and therefore the agreement is not valid. The end result is that the company was not able to put forward its business plan as it relates to Stealth. The company went to court to try to get control over the operations of Stealth Ventures and Shawood did not support the action. The secured note was not given to Sunvault as required. Due to the actions of Shawood in this manner the company has lost the opportunity to turn the Stealth Venture company around and lost an opportunity to utilize 95 (Ninety-Five ) million in tax losses. The company will be seeking damages from Shawood for this loss and for the lost opportunity business plan of taking natural gas wells that were not profitable and turning them into power generating assets.

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

On September 14, 2011, CleanGen Power received notice that The Groundworx Co. (“Groundworx") was seeking damages of Cdn$33,678 for repair services provided for a Doppstadt Shredder (the “Shredder”). Management of CleanGen Power asserts that any repair services provided for the Shredder was done without the agreement and the knowledge of CleanGen Power. On October 5, 2012, CleanGen Power filed a Statement of Defense and Counterclaim, seeking damages of Cdn$6,000,000 from Groundworx for the following: (i) trespassing, including physical damage to the gates and structures located on land that CleanGen Power was entitled to possession of; (ii) removal and conversion of the Shredder without permission; (iii) consequential losses arising from, but not limited to, CleanGen Power’s inability to perform its obligations under agreements with third parties as a direct result of the loss of the Shredder; (iv) damages arising from the disruption of CleanGen Power’s business, causing CleanGen Power to be unable to honour all of its financial obligations to third parties; and (v) administrative time and resources spent by CleanGen Power to locate the Shredder and to deal with the abovementioned acts of Groundworx. On November 16, 2012, CleanGen Power received a Statement of Defense to Counterclaim from Groundworx, who denied all of the allegations in the Counterclaim. CleanGen Power has until April 30, 2016 to advance the action or it risks automatic dismissal for delay by the Court.

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

We intend to meet our ongoing cash requirements of approximately $4,607,000 for the next 12 months by raising the shortfall through a combination of equity financing from investors if we are able to identify other investors willing to purchase our securities or loan funds to us. We also will self-fund Sunvault’s growth to a minor degree through some of the acquisitions we have completed and will complete this upcoming year. We may not be able to secure financing from other investors who can provide additional financing to us. If financing is available, it may involve issuing securities which could be dilutive to holders of our capital stock. If we do not raise additional capital from conventional sources, such as our existing or new investors or commercial banks, it is likely that our growth will be restricted and we may be forced to scale back or curtail implementing our business plan and our business may fail.

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

Our auditors issued a going concern opinion in their report on our consolidated financial statements for the year ended December 31, 2014. This means that there is substantial doubt that we can continue as an ongoing business for the next 12 months. The financial statements do not include any adjustments that might result from the uncertainty about our ability to continue in business. As such we may have to cease operations and you could lose your entire investment.

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

Successful execution of our business model is dependent upon public support for renewable energy.

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

SUNVAULT ENERGY, INC.
(Registrant)

Dated: August 19, 2015	By:	/s/ Gary Monaghan
Gary Monaghan
President, Chief Executive Officer and Director
(Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)

Exhibt Number	Description

31	Rule 13a-14(a)/15d-14(a) Certification - Principal Executive and Principal Accounting Officer
32	Section 1350 Certification
101.INS *	XBRL Instance Document
101.SCH *	XBRL Taxonomy Extension Schema Document
101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB *	XBRL Taxonomy Extension Label Linkbase Document
101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document

_____________

*XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

