Form 10-K/A
period 2014-12-31
SunVault Energy, Inc.
filed 2015-08-21
CIK 1547716

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/ A

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission file number 333-181040

SUNVAULT ENERGY, INC.
(Exact name of registrant as specified in its charter)

Nevada	27-4198202
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Suite 200, 10703 - 181 Street NW, Edmonton, Alberta, Canada	T5S 1N3
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (778) 478-9530

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

None.

DOCUMENTS INCORPORATED BY REFERENCE

Explanatory Note

The Co mpany is filing this Amendment No. 1 on Form 10-K (this “Amendment”) to our Annual Report on Form 10-K/A for the year ended December 31, 2014 (the “Form 10-K”), filed with the Securities and Exchange Commission on July 17 , 2015 (the “Original Filing Date”) to restate the annual audited consolidated financial statements for the year ended December 31, 201 4 .

On August 14 , 2015, our auditors, Saturna Group Chartered Accountants LLP, notified us that it believed there w ere error s in our consolidated financial statements re lating to the accounting for convertible debt, deferred revenue, and non-controlling interest . Management further discussed the matter with Saturna Group Chartered Accountants LLP and both parties agreed that certain transactions relating to the above were not appropriately accounted for and we determined that the effect of such misstatement s was material.

This Amendment speaks as of the Original Filing Date, does not reflect events that may have occurred subsequent to the Original Filing Date, and does not modify or update in any way any other disclosures made in the Form 10- K , as amended.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the certifications required pursuant to the rules promulgated under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, which were included as exhibits to the Original Report, have been amended, restated and re-executed as of the date of this Amendment (No. 1 ) and are included as Exhibits 31.1 and 32.1 hereto.

2

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

As used in this current report and unless otherwise indicated, the terms “we”, “us”, “our” and “Sunvault” mean Sunvault Energy, Inc. and our wholly-owned subsidiaries, unless otherwise indicated:

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

General Overview

Our company was incorporated in the State of Nevada on December 8, 2010 under the name China Green Clothing Inc. Our company changed its name on April 29, 2011 to My Natural Baby Boutique Inc., then to Organic Treehouse Ltd. on January 5, 2012. Our company’s previous business was in the wholesale and distribution of organic infant and toddler products which was discontinued on May 8, 2013.

On May 8, 2013, a change of control of our company was made when entities acquired 4,000,000 common shares representing 100% of the common shares held by Sophia Movshina, our former officer, director and majority shareholder which represented 78.74% of the then issued and outstanding common shares of our company. As a result of this acquisition, the following purchasers became the majority shareholders of our company:

•	West Point International Inc., Millennium Trends International Inc.: 15.75%;
•	Millennium Trends International Inc.,: 15.75%;
•	Sunvault Holding Inc.,.: 23.62%; and
•	Sunvault Holding Corp.,: 23.62%.

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

We have not been involved in any bankruptcy, receivership or similar proceedings, nor have we been a party to any material reclassification, merger, consolidation or previous purchase or sale of a significant amount of assets not in the ordinary course of our business. Our management decision, to acquire revenue producing companies to provide a firm foundation that our company’s significant technologies could grow from, is one that we stand committed to.

Our Current Business

Our company’s mission is to bring cost effective generation and energy storage to the world market through a seamless and simultaneous integration of energy generation and storage. The Company has applied for several patents relating to photovoltaics, transfer protocols and energy storage through the company’s technology platforms. The company has completed research and development in the advancement of a energy storage device technology and has made some significant achievements.

We believe this technical approach has the potential to enable one of the lowest overall system cost structures while operating at maximum efficiency. Our company’s objective is to then facilitate global energy generation through a distributed utility business model built upon and around our company’s All-in-One™, PolyCell™ and our Energy Storage Deviceplus the Vertical Solar Appliance technology platforms.

Once verification of our energy storage device has completed we expect to conduct a licensing approach to ensure this technology is utilized in many markets with many potential partners. We expect this licensing strategy will be used to further develop and build upon our company’s business plan and facilitate increased speed-to-market of our products. Our corporate website is www.sunvaultenergy.com.

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

All-in-One™ is primarily a photovoltaic (PV), electrochemical cell invented for the purposes of generating and storing energy at the molecular level. It is not a solar panel or a battery. It is a new chemistry that combines the functions of each into one seamless and potentially disruptive, low cost energy solution. One can think of this technology as a solar panel that stores its own energy and provides power when the sun goes down. The concept has been experimentally verified, demonstrated by video via our company’s website with a current TRL of 3. This technology anticipates eliminating the cost and complexity of power conversion when charging batteries with PV by building this functionality into the chemistry of the photoactive material. Research suggests power conversion costs account for ⅓ to ½ of the system cost.

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

We have filed four pending patent applications and will require licensing agreements with third parties upon which to further develop their technologies to facilitate and execute our business plan:

1.

SVLT patent application #1 US 61/834,394 - Sunvault -SUNV-1001A Cross referenced – with PHOTOVOLTAIC ARRAY WITH COLORANT - this patent under 1001A is also for Photovoltaic Coating - Filing Patent Receipt received – June 16, 2014.

This provisional patent application is related to coatings and films which improve the aesthetics of existing solar panels without impeding their efficiency. While the potential technology has use in existing, typical solar installations, the primary purpose for its development is to enable aesthetics and performance targets for the vertical photovoltaic energy generation/storage appliance.

2.	SVLT patent application #2 US 61/834,396 - Sunvault -SUNV-1002A – Vertical Solar Appliance - Filing Patent Receipt received – June 16, 2014.

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

3.	SVLT patent application #3 US 61/834,399 - Sunvault -SUNV-1003A - Technologies for Generating Storing and Discharging Electricity - Filing Patent Receipt received – June 16, 2014,

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

4.	SVLT patent application #4 US 61/831,580 – Cross Referenced – Sunvault -SUNV-1001A – Renewable Energy Technologies - PHOTOVOLTAIC ARRAY WITH COLORANT - Filing Patent Receipt received – June 16, 2014.

This provisional patent application covers all of the technology in the broad technology roadmap.

In regard to the All-in-One™ technology, our company has intentions to enter into a technology license agreement with the University of British Columbia pertaining to a unique organic chlorophyll-based simultaneous energy generation and storage technology. After significant investment in time and research, our company now believes that we have superseded this organic bio-based solar technology with an alternative technology which we now refer to as “All-In-One”. The licensing rights, previously negotiated and consummated with Millennium, were transferred back to Millennium due to company concerns regarding performance and lifetime constraints. We may not be exercising the licensing rights to the technology from the University of British Columbia, instead focusing our efforts on this new and improved “All-In-One” technology.. Nevertheless, our company’s proprietary All-in-One™ technology meets many of the current performance requirements to power remote sensors and other low-drain devices. The University of Florida was signed to move the All-in-One™ technology forward for the synergistic and supporting licensing rights to this technology. All patents were filed on June 16, 2014.

We own our domain name and website www.sunvaultenergy.com.

Pending Trademark Applications:

Sunvault corporate name (US Application 85857326) – Application date June 8, 2013 . We are no longer pursuing a trademark of our corporate name at this time. We may review this decision at a later date.

Future Business Operating Segments

Our Company has developed privately held independent incubation companies to begin to enter into areas of cash flow that can be added to Sunvault’s group of companies by acquisition as we mature these companies forward. The companies are as follows:

1.

Edison Power Company – with domains – Edison Power Corp .com, Edison Power Corp.ca, Edisonpower.ca – Edison Power Company is being launched to sell power into deregulated power markets in North America.

2.

Aboriginal Power Corp – with domains – Aboriginal Power Corp.com, Aboriginal Power Corp.ca and apcorp.ca. Aboriginal Power will sell power and natural gas and other services into the aboriginal marketplace.

3.	Edison Battery – As the Company develops its energy storage device – Edison Battery is an excellent brand for the product.

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

We anticipate all Alberta arbitrage projects in the future will incorporate our company’s energy storage device and patent-pending PolyCell™ and All-in-One™ technologies in addition to best-in-class components that are accessible in the market today. We are currently working to determine the proper timing, amounts and type of financing we will require to complete our energy storage device move this to manufacturing and build out our other technologies while continuimng to build our cash flowing operations. The Alberta market is a natural entry point due to geographic proximity, although markets in Germany and Asia are beginning to emerge in to the global spotlight due to the recent establishment of significant government financial support programs. There are also many deregulated states in the US.The following map illustrates this:

Acquisition of Intellectual Property

On May 8, 2013, pursuant to a securities purchase agreement, Millennium and its affiliated corporate entities acquired 80,000,000 shares (4,000,000 pre-split shares) of our company’s common stock and became a majority shareholder. Following consummation of the transaction, Millennium and its affiliated entities held 78.74% of the voting securities of our company. The transaction resulted in a change in control of our company from the former shareholder to Millennium and its related entities. On May 8, 2013, our company also received a 50% interest in certain intellectual property (“Joint IP”) that was transferred to our company from Millennium for total consideration of $1. This transfer was accounted for as a transfer of intellectual property between entities under common control and there was no historical cost basis in this intellectual property for Millennium, therefore no gain or loss was recognized.

On June 8, 2013, there was an agreement for the transfer of intellectual property rights (“Premier IP”) between Millennium and Premier Global Holdings Corp., a related party to our company and Millennium, whereby Millennium agreed to transfer 3,150,000 shares of our company’s common stock which it obtained as part of the change in control in our company to Premier’s debenture holders, to satisfy Premier’s liability to all its debenture holders, in return for the transfer of Premier IP to Millennium.

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

Products

The product markets we are focusing on initially are:

1)	The Electric Car market – with our energy storage device surpassing lithium in performance during testing, we expect that this market will continue to be a major emphasis for the company.

2)

The smart phone market - is a very large churning market with a real opportunity for our Energy Storage Device - faster charging, longer lasting energy storage in smart phones will be widely accepted by a demanding consumer.

3)	Grid Stabilization – the ability to store energy off peak and return to the grid during peak hours is a revenue stream we are pursuing.

Market, Customers and Distribution Methods

On the Energy Storage Device our market opportunities will be in the following market areas initially:

1)	Grid Stabilization - the ability to store energy off the grid during non peak hours and return during peak hours is a business model we are pursuing.

2)	The Electric Car – powering the electric car with a faster charging more reliable energy storage device.

3)	Smart Phone – Energy Storage Devices – using fast charging longer lasting energy storage.

4)	Solar – to Energy Storage – off grid

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

In addition, rapidly changing technology, evolving industry standards and changing customer needs require that we enhance our products, develop new products and services that meet our customers’ changing needs and market our products and services to respond to emerging industry standards in a timely and cost effective manner. There can be no assurance that we will be successful in developing new products and services, enhancing existing products and services or whether such new or enhanced products and services will gain market acceptance.

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

Subsidiaries

Our subsidiaries consist of Werkman Transport Inc. (wholly-owned) , 1454004 Alberta Ltd. (wholly-owned), including 1454004 Alberta Ltd.’s wholly-owned subsidiaries, CleanGen Power Corp. , and CleanGen Inc. (69.6% owned), including CleanGen Inc.’s wholly-owned subsidiaries, CleanGen Aboriginal HR Services Ltd and 1098541 Alberta Ltd. (which is the general partner for CuttingEdge Tire Recycling Limited Partnership), and its 75.5% owned subsidiary Coole Immersive Inc. The Company plans to close CleanGen Power Corp and CleanGen Inc. this upcoming calendar year. The companies are now considered redundant. The company does plan to reopen landfill operations in a different location – but will utilize incubation company Aboriginal Power Corp for this purpose.

CleanGen Inc. is a 69.6 % owned group of companies acquired by our company and encompasses CleanGen Inc., Cutting Edge Tire Recycling LP. Coole Immersive, and CleanGen Aboriginal HR Services.

1.

The acquisition of 1454004 Alberta Ltd which owned 100% of CleanGen Power Corp and 50% of the CleanGen Inc. group of companies. In this transaction we issued 19,500,000 shares of our common stock at market on February 14, 2014.

2.

The issuance and conversion of preferred shares to common shares to acquire an additional 0.7% of CleanGen Inc. moving our company into a control position of 50.7%. This was completed by the vend in of C AN $900,000 worth of solar panels of which C AN $525,000 was converted to preferred shares by subscription agreement and then to common shares. This left C AN $375,000 still owing to our company for these panels.

3.

Our company then acquired an additional 18. 9 % of CleanGen for $2,000,000 and an issue of 8,000,000 shares at a deemed value of $0.25 per share. A treasury order was issued on June 10, 2014 to complete the transaction and shares were held until the final agreement was signed on July 15, 2014.

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

On July 15, 2014, we entered into an agreement to acquire an additional 18.9% (valued at CAN$2,000,000) of CleanGen and the associated companies of CleanGen Power Corp, CleanGen Inc., Cutting Edge Tire Recycling LP, Coole Immersive and CleanGen Aboriginal HR Services through the acquisition of the CleanGen shares by agreement with the Elizabeth Metis Settlement, and the Kanata Metis Cultural Enterprises Ltd. Our company’s board of directors approved the transaction by board meeting held on July 24, 2014. Our company issued shares of 8,000,000 shares of our common stock with a deemed value of $0.25 per share.

Bankruptcy or Similar Proceedings

We have not been subject to any bankruptcy, receivership or similar proceeding.

Employees

We have developed operations through Cutting Edge Tire Recycling and our head office is in Edmonton Alberta.( Suite 200 – 10703 – 181 Street NW Edmonton, Alberta, T5S 1N3 The Company is no longer a development stage company. Gary Monaghan, our chief executive officer and director currently devotes 40 hours per week to company matters. Effective January 15, 2014, a management contract was signed for Gary Monaghan, our chief executive officer, and a consulting contract was signed for Franzi Tschurtschenthaler, as chief technical officer. On Dec 2, 2014 - Mr. Tschurtschenthaler withdrew his contract due to conflicts with his workload at the University of British Columbia Unpaid fees to Mr. Monaghan have been accrued. The company has approximately 40 employees between Sunvault Corporate and Operations of Cutting Edge Tire and our Edmonton head office.

Emerging Growth Company Status

We are an “emerging growth company,” as defined in the JOBS Act, and we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We have not made a decision whether to take advantage of any or all of these exemptions. If we do take advantage of any of these exemptions, we do not know if some investors will find our common stock less attractive as a result. The result may be a less active trading market for our common stock and our stock price may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We are choosing to take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act.

We could remain an “emerging growth company” for up to five years, or until the earliest of (i) the last day of the first fiscal year in which our annual gross revenues exceed $1 billion, (ii) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter, or (iii) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three year period.

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

Effective March 5, 2014, we transferred 900 KW panels (valued CAN$900,000 at $1,000 per KW) to CleanGen in exchange for two items; (1) our purchase of 21,000 preferred shares of CleanGen for CAN$525,000. The shortfall from the 729 solar panels now owned by our company was made up from 171 of the 433KW of panels received from Premier Global. The remaining 262KW of panels are part of a collateral agreement between our former chief executive officer and director, John Crawford, and an investment he made into our company through Westpoint International. Mr. Crawford has ownership of 262KW; and (2) CleanGen Inc. owes our company $375,000. After these transactions, our company does not have any panels remaining. Our company was issued 21,000 preferred shares from CleanGen on March 20, 2014. At this date our company moved into a position of control of CleanGen with 50.7% of the voting shares.

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

On April 11, 2014, we acquired the assets of 1305140 Alberta Ltd., doing business as “Werkman Transport”. The purchase price was CAN$3,000,000. This asset purchase was completed through the issuance of our common shares. On April 11, 2014, we issued 5,000,000 common shares of our company with a deemed value of CAN$0.20 per share for aggregate consideration of CAN$1,000,000. 1301540 Alberta is a transportation company operating under the name of Werkman Transport Inc. Together with the latest environmental technology and equipment, Werkman Transport provides customers the best on site delivery services throughout Western Canada with a fleet of 53’ walking trailers.

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

The transaction was subject to a successful filing of an S-1 Registration Statement with the regulators so the necessary shares to be issued to the sellers are registered and fulfillment of the acquisition date requirements within the agreement could be achieved. The shares registered under the S-1 were to be done at $0.60 per share. As of the date of this Annual Report the filing an S-1 has not been able to be successfully filed so the acquisition has not proceeded forward at this time. Our company required audits, which have been complicated, to be completed. This has halted our company’s ability to fully fulfill the condition to close the agreement and complete through the filing of the S-1 with the regulatory authority. There has been little contact with the vendor and our company’s inability to conclude this transaction could lead to a potential disagreement with the parties that could result in some form of legal resolve. At this point our company has not received any form of notice and it is our plan that once our company can resume proper reporting status, the agreement can be revisited. There is a general possibility that the vendor may have moved on to an alternative purchase with a different party.

On July 15, 2014, we entered into an agreement to acquire an additional 18.9% (valued at CAN$2,000,000) of CleanGen and the associated companies of CleanGen Inc.: Cutting Edge Tire Recycling LP, Coole Immersive and CleanGen Aboriginal HR Services through the acquisition of the CleanGen shares by agreement with the Elizabeth Metis Settlement, and the Kanata Metis Cultural Enterprises Ltd. Our company’s board of directors approved the transaction by board meeting held on July 24, 2014. Our company issued 8,000,000 shares of our common stock with a deemed value of $0.25 per share.

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

On August 1, 2014, we entered into business development relationship with Aboriginal Power Corporation to act in the area of business development for our company specifically when it comes to Aboriginal relationships and business opportunities. It has been agreed that Aboriginal Power Corporation will act as an incubation company for opportunities that can be developed into a state of readiness for Sunvault to accept into our company. We have the exclusive right to acquire Aboriginal Power Corporation and will proceed with a planned acquisition of Aboriginal Power Corporation through a normal definitive agreement and subject to approval by our company’s board of directors. Our company signed a binding letter of intent on August 5, 2014 to establish a price agreeable between both parties before final definitive agreement.

Our company has set up a preferred share arrangement whereby finder’s fees can be issued at a rate up to 15%. If financing is consummated, then the finder shall be entitled to a cash fee of 15% of the funds received pursuant to the financing. This fee will be paid through the issue of securities to a formula based on 15% of the cash value to be determined or 15% of the securities issued to realize the cash value. Securities to be issued will be preferred shares with a 5-1 voting privilege in lieu of the previously approved share issuances for commissions on asset and share purchases. These shares would be convertible to common shares at any time, however, once converted, would have normal common share voting privileges. This arrangement was approved by our board of directors at meetings held on March 29, 2014 and July 24, 2014.

On August 7, 2014, we announced that Aboriginal Power Corporation created a limited partnership with Northern Lights Energy and Power Ltd., named Northern Lights Aboriginal Power Corp LP.

Under the agreement, Aboriginal Power Corporation will own 51% of the limited partnership, while Northern Lights Energy and Power Ltd. will own 49% of the limited partnership.

The newly formed Northern Lights Aboriginal Power Corp LP mandate is to provide electricity and choices to Aboriginal Groups (First Nations) including businesses within their various territories across the country. This service will reduce power pricing and increase the value proposition for Aboriginal Groups (First Nations) and their business partners. Northern Lights Aboriginal Power Corp LP has expansion plans that will see it move beyond Aboriginal (First Nation’s) lands to other areas such as municipal and county as well as commercial and industrial users in urban centers.

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

In December 2014, Albert Klyne flew to Kelowna to meet with Sunvault management to request to purchase the landfill site for $2,000,000. The suggested deal would have to take place over time, When questions of fiduciary duty as a director came up in reference to selling, because “he could no longer control the landlord” the conversation ended,

On January 1, 2015 – Lorne Mark Roseborough resigned as director of CleanGen Power Corp, On January 15, 2015, Margaret Ward resigned as Director of CleanGen Power Corp. On January 30, 2015, Albert Klyne attempted to resign as Director – but as last remaining director his resignation is invalid. Then on February 1, 2015, a suspicious fire was lit on a leased piece of equipment we were using to turn a large woodpile into approximately $300,000 worth of sawdust. We reported the incident to the RCMP. There was an accelerant used to start the fire. This is the third documented fire on the property, each time resulting in a change of managed operations. Two days later we received a threatening call to not try to process that wood pile or face similar consequences. Then approximately a week later we were asked to leave the leased area by the landlord Margaret Ward because of the fire. It is our understanding that the same cast of characters. Klyne, Ward and others are again operating as a landfill under a new name. There are a number of outstanding issues that are facing Mr. Klyne regarding the conduct we in our opinion believe he undertook. There is a suit being prepared against him and Ward for their conduct. All former management of CleanGen have been removed.The company will look to start new landfill operations in Northern Alberta.

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

We intend to meet our ongoing cash requirements of approximately in the range of $3 million to $5 million for the next 12 months by raising the shortfall through a combination of equity financing from investors if we are able to identify other investors willing to purchase our securities or loan funds to us. We also will self-fund our company’s growth to a minor degree through some of the acquisitions we have completed and will complete this upcoming year. We may not be able to secure financing from other investors who can provide additional financing to us. If financing is available, it may involve issuing securities which could be dilutive to holders of our capital stock. If we do not raise additional capital from conventional sources, such as our existing or new investors or commercial banks, it is likely that our growth will be restricted and we may be forced to scale back or curtail implementing our business plan and our business may fail.

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

On October 31, 2013, we issued a convertible promissory note in exchange for accounts payable of $15,000. The note bears interest at 8% per annum, is unsecured, and due on April 30, 2014. The unpaid amount of principal and accrued interest can be converted at any time at the holder’s option at a price of $0.50 per share of our company’s common stock. During the three months ended March 31, 2014, we issued additional amount under this convertible promissory note totaling $7,167 under the same terms. The maturity date will be accelerated to the closing date of any financing transaction in which our company raises at least $250,000 in gross proceeds. On April 10, 2014, we issued 110,835 shares of common stock to settle the convertible debt of $22,167.

On November 1, 2013, we issued a convertible promissory note in exchange for accounts payable of $25,000. The note bears interest at 8% per annum, is unsecured, and due on April 30, 2014. The unpaid amount of principal and accrued interest can be converted at any time at the holder’s option at a price of $0.50 per share of our company’s common stock. In December 2013, we issued additional amount under this convertible promissory note totaling $10,000 under the same terms. Our company is to issue the holder 45,000 shares of common stock upon the initial conversion of this promissory note. The maturity date will be accelerated to the closing date of any financing transaction in which our company raises at least $250,000 in gross proceeds. On February 14, 2014, we issued 350,000 shares of common stock to settle the convertible debt of $35,000.

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

Effective April 22, 2014, we entered into private placement subscription agreements with several investors pursuant to which we issued convertible debentures in the aggregate amount of $225,455. The convertible debentures carry interest at the rate of 8% calculated annually and paid quarterly and may be converted into shares of our company’s common stock at any time at the conversion price of $0.30 per share. Our company must pay back the principal amount outstanding and accrued and unpaid interest any time before or at the maturity date of April 22, 2016. Our company incurred financing costs of $23,450 in connection with the financing, which was deferred and will be amortized over the term of the debt. During the year ended December 31, 2014, our company amortized $8,148 of the deferred financing costs.

From December 2014 to February 2015, we entered into private placement subscription agreements with several investors pursuant to which we issued convertible debentures in the aggregate amount of $745,752. The convertible debentures carry interest at the rate of 10% calculated annually and paid quarterly and may be converted into shares of the Company’s common stock, after six months from issuance, at the conversion price of $0.20 per share. If converted into common shares, the holder is entitled to one full warrant with an exercise price of $0.50 for a period of two years. The Company must pay back the principal amount outstanding and accrued and unpaid interest any time before or at the maturity date, which is two years from the date of issuance. Our company incurred financing costs of $18,722 in connection with the financing, which was deferred and will be amortized over the term of the debt.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our audited financial statements and the related notes for the years ended December 31, 2014 and 2013 that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this annual report, particularly in the section entitled “Risk Factors” beginning on page 21 of this annual report.

Results of Operations for the Years Ended December 31, 2014 and 2013

Our operating results for the years ended December 31, 2014 and 2013 are summarized as follows:

For the year ended December 31, 2014, we incurred net loss of $ 1,300,735 compared to a net income of $334,223 for the year ended December 31, 2013. The increase in the loss for the year ended December 31, 2014 is mainly attributable to consulting, professional fees, management fees, subcontracting fees, bad debts, rent, general and administrative expenses, and equipment rental.

	Year ended December 31, 2014	Year ended December 31, 2013
Total revenue	$7,907,155	$6,990,997
Direct costs	$5,278,046	$4,932,374
Operating expenses	$3,825,241	$1,664,753
Total other expenses	$87,541	$58,209
Net income (loss)	$(1,300,735)	$334,223
Net loss (income) attributable to non-controlling interest	$73,398	$(45,112)
Net income (loss) attributable to our company	$(1,227,337)	$289,111

Liquidity and Financial Condition

Working Capital

	Year ended December 31, 2014	Year ended December 31, 2013
Current Assets	$2,275,504	$2,223,371
Current Liabilities	$3,573,285	$4,076,997
Working Capital Deficit	$(1,297,781)	$(1,853,626)

As of December 31, 2014, we had current assets of $2,275,504 (consisting of cash, accounts receivable, inventory, prepaid expenses and deposits, and amounts due from related party) and current liabilities of $3, 573,285 resulting in a working capital deficit of $1, 297,781 compared to a working capital deficit of $1,853,626 as of December 31, 2013.

The decrease in working capital deficit for the year ended December 31, 2014 was mainly due to a decrease in deferred revenue of $577,310 and loans payable of $1,079,605, offset by an increase in accounts payable and accrued liabilities of $922,688.

Cash Flows

	Year ended December 31, 2014	Year ended December 31, 2013
Net Cash Provided by Operating Activities	$230,637	$1,067,637
Net Cash Provided by (Used in) Investing Activities	$(372,090)	$507,311
Net Cash Provided by (Used in) Financing Activities	$261,191	$(1,047,972)
Effect of Exchange Rate Changes on Cash	$(119,090)	$(19,216)
Increase in Cash	$648	$507,760

Operating Activities

Net cash provided by operating activities for the year ended December 31, 2014 was $230,637, which includes a net loss of $1,300,735 compared to $1,067,637 of net cash provided by operating activities for the year ended December 31, 2013.

Investing Activities

During the year ended December 31, 2014, our company had net cash use in investing activities of $372,090 which includes advances to related parties and purchase of property and equipment offset by proceeds from disposals of property and equipment. For the year ended December 31, 2013, we had net cash provided by investing activities which included cash acquired from an acquisition of 1098541 Alberta Ltd and redemption of term deposits, offset by the purchase of property and equipment.

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

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Our company regularly evaluates estimates and assumptions related to allowance for doubtful accounts, the estimated useful lives and recoverability of property and equipment, valuation of inventory, impairment of goodwill and licenses, and deferred income tax asset valuation allowances. Our company bases our estimates and assumptions on current facts, historical experience and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by our company may differ materially and adversely from our company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Goodwill

Goodwill represents the excess of the acquisition price over the fair value of identifiable net assets acquired. Goodwill is allocated at the date of the business combination. Goodwill is not amortized, but is tested for impairment annually, during the fourth quarter, or more frequently if events or changes in circumstances indicate the asset may be impaired. These events and circumstances may include a significant change in legal factors or in the business climate, a significant decline in our company’s share price, an adverse action of assessment by a regulator, unanticipated competition, a loss of key personnel, significant disposal activity and the testing of recoverability for a significant asset group.

Our company consists of a single reporting unit. The impairment test is carried out in two steps. In the first step, the carrying amount of the reporting unit including goodwill is compared with its fair value. The estimated fair value is determined utilizing a market-based approach, based on the quoted market price of our company’s stock in an active market, adjusted by an appropriate control premium. When the carrying amount of a reporting unit exceeds its fair value, goodwill of the reporting unit is considered to be impaired and the second step is necessary.

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

Stock-based Compensation

Our company records stock-based compensation in accordance with ASC 718, “Compensation – Stock Compensation” and ASC 505, “Equity Based Payments to Non-Employees”, using the fair value method. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.

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

SUNVAULT ENERGY, INC.

Consolidated Financial Statements

December 31, 2014

(Expressed in U.S. dollars)

Item 8. Financial Statements and Supplementary Data

Index

Report of Independent Registered Public Accounting Firm	F–1
Consolidated Balance Sheets	F–2
Consolidated Statements of Operations	F–3
Consolidated Statements of Stockholders’ Equity (Deficit)	F–4
Consolidated Statements of Cash Flows	F–6
Notes to the Consolidated Financial Statements	F–7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Sunvault Energy, Inc.

We have audited the accompanying consolidated balance sheets of Sunvault Energy, Inc. (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

/s/ SATURNA GROUP CHARTERED ACCOUNTANTS LLP

Saturna Group Chartered Accountants LLP

Vancouver, Canada

July 16, 2015 , except as to Note 26 which is as of August 17, 2015

SUNVAULT ENERGY, INC.

Consolidated Balance Sheets

(Expressed in U.S. dollars)

	December 31, 2014 $	December 31, 2013 $
	(Restated - Note 26)	(Restated - Note 26)

ASSETS

Current assets

Cash	547,936	547,288
Accounts receivable, net of allowance for doubtful accounts of $90,864 (2013 $nil) (Note 7)	910,074	987,267
Inventory (Note 8)	528,727	589,320
Due from related parties (Note 17)	219,707	22,815
Prepaid expenses and deposits	69,060	76,681

Total current assets	2,275,504	2,223,371

Restricted cash	12,930	14,102
Deferred financing costs	34,024
Property and equipment (Note 9)	2,372,021	1,546,005
Assets held for sale (Note 10)	482,044	-
Goodwill (Note 11)	418,851	145,183

Total assets	5,595,374	3,928,661

LIABILITIES AND STOCKHOLDERS EQUITY (DEFICIT)

Current liabilities

Line of credit	151,141	-
Accounts payable and accrued liabilities (Note 12)	1,394,543	471,855
Current portion of capital lease obligations (Note 13)	163,373	70,032
Current portion of long-term debt (Note 15)	144,080	155,932
Deferred revenue	1,277,787	1,855,097
Loans payable (Note 14)	115,281	1,194,886
Due to related parties (Note 17)	327,080	329,195

Total current liabilities	3,573,285	4,076,997

Site retirement obligation	65,727	71,684
Capital lease obligations (Note 13)	377,094	38,749
Long-term debt (Note 15)	343,843	532,160
Convertible debt, less unamortized discount of $156,692 (Note 16)	371,503	-

Total liabilities	4,731,452	4,719,590

Nature of operations and continuance of business (Note 1)
Commitments and contingencies (Note 22)
Subsequent events (Note 27)

Stockholders equity (deficit)

Common stock, 500,000,000 shares authorized, $0.001 par value 106,878,613 and 19,500,000 shares issued and outstanding, respectively	106,879	19,500
Common stock issuable (Note 19)	134,916	-
Additional paid-in capital	2,799,159	(19,500)
Deferred compensation (Note 19)	(30,000)	-
Accumulated other comprehensive income	21,623	75,791
Deficit	(2,662,441)	(1,420,757)

Total Sunvault Energy, Inc. stockholders equity (deficit)	370,136	(1,344,966)

Non-controlling interest	493,786	554,037

Total stockholders equity (deficit)	863,922	(790,929)

Total liabilities and stockholders equity (deficit)	5,595,374	3,928,661

(The accompanying notes are an integral part of these consolidated financial statements)

SUNVAULT ENERGY, INC.

Consolidated Statements of Operations and Comprehensive Loss

(Expressed in U.S. dollars)

	Year Ended December 31, 2014 $	Year Ended December 31, 2013 $
	(Restated - Note 26)
Revenues
Non-program service revenue	831,065	1,753,502
Recycling fee revenue	1,560,816	654,879
Scrap metal revenue	72,462	60,788
Services rig and software revenue	173,350	179,125
Tire collections revenue	1,117,864	1,571,246
Tire shred revenue	2,343,238	2,771,457
Transportation revenue	1,808,360	–

Total revenues	7,907,155	6,990,997

Direct costs
Amortization	275,167	192,333
Equipment rental and maintenance	825,150	400,660
Freight and transportation (Note 17)	1,108,303	1,879,116
Labour (Note 17)	2,348,339	614,214
Materials	171,825	973,365
Site operating costs	241,002	329,215
Tire processing costs	308,260	543,471

Total direct costs	5,278,046	4,932,374

Gross profit	2,629,109	2,058,623

Operating expenses
Amortization	50,397	28,104
Bad debts	162,529	4,256
Consulting fees (Note 17)	870,394	224,845
Equipment rental and maintenance	272,981	49,378
Management fees (Note 17)	684,374	554,983
General and administrative (Note 17)	367,788	203,064
Professional fees	404,364	200,993
Rent (Note 17)	219,033	86,258
Research and development	61,815	–
Salaries and subcontracting fees (Note 17)	557,021	183,744
Travel and promotion	174,545	129,128

Total operating expenses	3,825,241	1,664,753

Net income (loss) before other income (expense)	(1,196,132)	393,870

Other income (expense)
Gain on sale of property and equipment	87,190	4,404
Gain on settlement of debt	13,900	–
Impairment of goodwill	(82,761)	–
Interest expense	(87,914)	(59,230)
Write-down of property and equipment	–	(3,383)
Write-down of assets held for sale	(17,956)	–

Total other income (expense)	(87,541)	(58,209)

Net income (loss) before income taxes	(1,283,673)	335,661

Income tax expense (Note 24)	(17,062)	(1,438)

Net income (loss)	(1,300,735)	334,223

Less: net loss (income) attributable to non-controlling interest	73,398	(45,112)

Net income (loss) attributable to Sunvault Energy, Inc.	(1,227,337)	289,111

Comprehensive income (loss)

Foreign currency translation gain (loss)	(54,168)	65,410

Comprehensive income (loss) attributable to Sunvault Energy, Inc.	(1,281,505)	354,521

Income (loss) per share attributable to Sunvault Energy, Inc. shareholders, basic and diluted	(0.01)	0.01

Weighted average shares outstanding used in the calculation of net income (loss) attributable to Sunvault Energy, Inc. per common share	86,345,782	19,500,000

(The accompanying notes are an integral part of these consolidated financial statements)

SUNVAULT ENERGY, INC.

Statements of Stockholders’ Equity (Deficit)

(Expressed in U.S. dollars)

	Common Stock		Common Stock	Additional Paid-in	Deferred	Accumulated Other Comprehensive		Non-controlling
	Shares #	Amount $	Issuable $	Capital $	Compensation $	Income (Loss) $	Deficit $	Interest $	Total $
Balance, December 31, 2012 (Restated - Note 26)	19,500,000	19,500	–	(19,500)	–	10,381	(1,645,136)	444,193	(1,190,562)

Foreign exchange translation gain	–	–	–	–	–	65,410	–	–	65,410

Net income for the year	–	–	–	–	–	–	289,111	45,112	334,223

Preferred share dividends accrued	–	–	–	–	–	–	(64,732)	64,732	–

Balance, December 31, 2013 (Restated - Note 26)	19,500,000	19,500	–	(19,500)	–	75,791	(1,420,757)	554,037	(790,929)

February 19, 2014 – recapitalization transactions

Shares of Sunvault Energy, Inc.	65,827,333	65,827	–	(65,827)	–	–	–	–	–

Net assets acquired	–	–	–	133,940	–	–	–	–	133,940

Shares issued pursuant to purchase agreement with 1301540 Alberta Ltd.	9,000,000	9,000	–	379,894	–	–	–	–	388,894

Shares issued to acquire 500,000 Class A common shares of CleanGen Inc.	8,000,000	8,000	–	(5,343)	–	(1,457)	–	(1,200)	–

Shares issued pursuant to share purchase agreement with Eco-West Transport Inc.	3,333,334	3,333	–	346,667	–	–	–	–	350,000

Rescission of shares issued to Eco-West Transport Inc.	(3,333,334)	(3,333)	–	(346,667)	–	–	–	–	(350,000)

Shares issued for property and equipment	1,400,000	1,400	–	232,600	–	–	–	–	234,000

Shares issued to settle convertible debt	191,130	192	–	37,641	–	–	–	–	37,833

Shares issued to settle related party debt	230,000	230	–	30,870	–	–	–	–	31,100

Shares issued for consulting services	2,540,150	2,540	–	453,088	(49,000)	–	–	–	406,628

(The accompanying notes are an integral part of these consolidated financial statements)

Shares issued pursuant to a re-pricing of a private placement	190,000	190	–	(190)	–	–	–	–	–

Fair value of share purchase warrants issued	–	–	–	1,800	–	–	–	–	1,800

Beneficial conversion feature on convertible debt issued	–	–	–	166,507	–	–	–	–	166,507

Deferred compensation charged to operations	–	–	–	–	19,000	–	–	–	19,000

Forgiveness of related party debt	–	–	–	1,453,679	–	–	–	–	1,453,679

Common stock issuable	–	–	134,916	–	–	–	–	–	134,916

Foreign currency translation loss	–	–	–	–	–	(52,711)	–	–	(52,711)

Net loss for the year	–	–	–	–	–	–	(1,227,337)	(73,398)	(1,300,735)

Preferred share dividends accrued	–	–	–	–	–	–	(14,347)	14,347	–

Balance, December 31, 2014 (Restated - Note 26)	106,878,613	106,879	134,916	2,799,159	(30,000)	21,623	(2,662,441)	493,786	863,922

(The accompanying notes are an integral part of these consolidated financial statements)

SUNVAULT ENERGY, INC.

Consolidated Statements of Cash Flows

(Expressed in U.S. dollars)

	Year Ended December 31, 2014 $	Year Ended December 31, 2013 $
	(Restated - Note 26)

Operating activities

Net income (loss)	(1,300,735)	334,223

Adjustments to reconcile net loss to net cash provided by operating activities:
Accretion of discount on convertible debt	9,815	–
Amortization of deferred financing costs	8,148	–
Amortization of property and equipment	325,564	220,437
Gain on sale of property and equipment	(87,190)	(4,404)
Gain on settlement of debt	(13,900)	–
Impairment of goodwill	82,761	–
Stock-based compensation	427,428	–
Write-down of assets held for sale	17,956	–
Write-down of property and equipment	–	3,383

Changes in operating assets and liabilities:
Accounts receivable	356,139	(616,019)
Inventory	60,593	891,074
Due from related parties	23,346	(23,561)
Prepaid expenses and deposits	12,175	70,122
Accounts payable and accrued liabilities	626,453	(229,859)
Deferred revenue	(577,310)	(14,897)
Due to related parties	259,394	437,138

Net cash provided by operating activities	230,637	1,067,637

Investing activities

Advances to related parties	(220,238)	–
Cash acquired on recapitalization	562	–
Cash acquired on acquisition of 1098541 Alberta Ltd.	–	314,474
Proceeds from disposal of property and equipment	241,632	–
Purchase of property and equipment	(394,046)	(438,445)
Redemption of term deposit	–	631,282

Net cash provided by (used in) investing activities	(372,090)	507,311

Financing activities

Line of credit	49,085	–
Deferred financing costs	(42,172)	–
Proceeds from convertible debt	538,541	–
Proceeds from loans payable	–	61,176
Proceeds from related parties	25,860	–
Repayment of loans payable	(32,601)	(852,757)
Repayment of long-term debt	(150,223)	(179,774)
Repayment of capital lease obligations	(114,369)	(76,617)
Repayments to related parties	(12,930)	–

Net cash provided by (used in) financing activities	261,191	(1,047,972)

Effect of foreign exchange rate changes on cash	(119,090)	(19,216)

Increase in cash	648	507,760

Cash, beginning of year	547,288	39,528

Cash, end of year	547,936	547,288

Supplemental Cash Flow Information (Note 23)

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

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at December 31, 2014, the Company has a working capital deficiency of $1,297,781 and has accumulated losses of $2,662,441 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The Company’s functional currency is the Canadian dollar and its reporting currency is the U.S. dollar. Management has adopted ASC 830, “Foreign Currency Matters”. Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Average monthly rates are used to translate revenues and expenses. Gains and losses arising on translation of foreign currency denominated transactions or balances are included in the statement of operations.

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

The Company’s financial instruments consist principally of cash, accounts receivable, restricted cash, accounts payable and accrued liabilities, amounts due to/from related parties, loans payable, long-term debt, and convertible debt. Pursuant to ASC 820, the fair values of cash and restricted cash are determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. The recorded values of all other financial instruments, except for convertible debt and long-term debt, approximate their current fair values because of their nature and respective maturity dates or durations. The carrying amounts of convertible debt and long-term debt approximate fair value because they are priced at interest rates consistent with the Company’s current borrowing rates on similar debt based on the security underlying the debt or the conversion features associated with the debt.

SUNVAULT ENERGY, INC.

Notes to the Consolidated Financial Statements

December 31, 2014

(Expressed in U.S. dollars)

2.	Significant Accounting Policies (continued)

(o)	Stock-based Compensation

The Company records stock-based compensation in accordance with ASC 718 “Compensation – Stock Compensation” and ASC 505, “Equity Based Payments to Non-Employees”, using the fair value method. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measureable.

(p)	Earnings (Loss) Per Share

The Company computes earnings (loss) per share in accordance with ASC 260, “Earnings per Share”. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing earnings (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. As at December 31, 2014, the Company has 4,378,849 (2013 – nil) potentially dilutive shares outstanding.

(q)	Comprehensive Income

ASC 220, “Comprehensive Income” establishes standards for the reporting and display of comprehensive income and its components in the financial statements. For the years ended December 31, 2014, and 2013, comprehensive income (loss) consists of foreign currency translation gains and losses.

(r)	Reclassifications

Certain of the prior year figures have been reclassified to conform to the current year’s presentation.

(s)	Recent Accounting Pronouncements

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

In accordance with ASC 805, “Business Combinations”, the purchase agreement was deemed a business combination for accounting purposes. Assets acquired and liabilities assumed are reported at their fair values as at the Closing Date. The purchase price was determined to be $534,549 based on an independent valuation of WTI’s business.

The fair value of the assets acquired and liabilities assumed from 1301540 are as follows:

$

Accounts receivable	278,946
Prepaid expenses	4,554
Transportation equipment	498,179
Goodwill	273,224
Accounts payable and accrued liabilities	(159,837)
Loan payable	(102,056)
Capital lease obligations	(258,461)

Total purchase price	534,549

5.	Acquisition of CleanGen Inc.

On July 15, 2014, the Company entered into a purchase agreement with Kanata Metis Cultural Enterprises Ltd. (“Kanata”), an Alberta, Canada corporation and Elizabeth Metis Settlement (“EMS”), an Alberta, Canada statutory corporation. Kanata and EMS are entities under common control. Pursuant to the agreement, the Company agreed to purchase 500,000 Class A shares of common stock of CleanGen Inc., in exchange for 8,000,000 shares of common stock of the Company. As part of the agreement, the aggregate amount of loans payable to Kanata of $1,161,042 (Cdn$1,235,000) and amount owed to EMS of $310,266 (Cdn$330,031) were forgiven. Refer to Notes 14 and 17. On July 23, 2014, the Company issued 8,000,000 shares of common stock pursuant to the purchase agreement and now has 69.6% of the issued and outstanding shares of CleanGen Inc.

In accordance with ASC 810, “Consolidation”, the purchase agreement was deemed to be an equity transaction for accounting purposes. A summary of the change in the Company’s ownership interest in CleanGen Inc. is as follows:

$

Net loss attributable to Sunvault Energy, Inc.	(1,227,337)

Increase in the Company’s paid-up capital for purchase of 500,000 Class A shares of common stock of CleanGen Inc.	1,200

Change from net loss attributable to Sunvault Energy, Inc. and transfers from the non-controlling interest	(1,226,137)

SUNVAULT ENERGY, INC.

Notes to the Consolidated Financial Statements

December 31, 2014

(Expressed in U.S. dollars)

6.	Acquisition of 1098541 Alberta Ltd.

On January 21, 2013, 1454004’s 50% owned subsidiary, CleanGen Inc., entered into a purchase and sale agreement with EMS, whereby CleanGen Inc. acquired 50% of the outstanding shares of 1098541 Alberta Ltd. (“1098541”), including its 50% ownership in the limited partnership units of CuttingEdge Tire Recycling Limited Partnership (“CuttingEdge”), in exchange for $717,918 (Cdn$720,000). Of the $717,918 purchase price, $358,928 (Cdn$359,969) was paid during the year ended December 31, 2012, and was included in deferred acquisition costs at December 31, 2012.

At January 21, 2013, the remaining 50% ownership of 1098541 and CuttingEdge was held by Denesoline Environment Ltd. (“DEL”). On January 28, 2013, pursuant to the amended partnership agreement, DEL divested itself of its interest in 1098541 and CuttingEdge, and its 10 Class A common shares of 1098541 and its 10 Class A partnership units of CuttingEdge were cancelled for a payment of $757,796 (Cdn$760,000).

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

SUNVAULT ENERGY, INC.

Notes to the Consolidated Financial Statements

December 31, 2014

(Expressed in U.S. dollars)

8.	Inventory

	December 31, 2014 $	December 31, 2013 $

Tire mulch and other	15,727	–
Tire shred	513,000	589,320

	528,727	589,320

9.	Property and Equipment

	Cost $	Accumulated amortization $	Net book value as at December 31, 2014 $	Net book value as at December 31, 2013 $

Building	94,768	–	94,768	–
Computer equipment	36,894	15,726	21,168	22,395
Field and production equipment	1,838,343	410,559	1,427,784	1,505,806
Furniture	20,825	8,044	12,781	5,390
Land	73,982	–	73,982	12,414
Transportation equipment	756,482	70,745	685,737	–
Truck	64,000	8,199	55,801	–

	2,885,294	513,273	2,372,021	1,546,005

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

Assets held for sale consists of solar panels which the Company acquired by issuing 333,333 units with a fair value of $500,000 in 2013. Refer to Note 19(bb). During the year ended December 31, 2014, the Company recorded a write-down of $17,956 due to lost or damaged solar panels.

11.	Goodwill

	Cost $	Foreign currency translation adjustment $	Impairment $	Net carrying value as at December 31, 2014 $	Net carrying value as at December 31, 2013 $

Coole Immersive Inc.	137,095	(18,022)	–	119,073	129,864
CuttingEdge Tire Recycling Limited Partnership	24,746	(9,990)	(14,756)	–	15,319
Werkman Transport Inc.	273,224	94,559	(68,005)	299,778	–

	435,065	66,547	(82,761)	418,851	145,183

SUNVAULT ENERGY, INC.

Notes to the Consolidated Financial Statements

December 31, 2014

(Expressed in U.S. dollars)

12.	Accounts Payable and Accrued Liabilities

	December 31, 2014 $	December 31, 2013 $

Trade accounts payable	1,202,012	382,967
Accrued liabilities	63,095	40,631
GST payable	61,165	–
Income taxes payable	16,896	–
Salaries payable	44,910	41,206
Other payable	6,465	7,051

	1,394,543	471,855

13.	Capital Lease Obligations

	December 31, 2014 $	December 31, 2013 $

Treadco Inc., equipment lease repayable in monthly installments of $4,310 including interest at 12% per annum, due in February 2015, secured by specific field equipment.	23,707	57,224

Coast Capital, equipment lease repayable in monthly instalments of $1,022 including interest at 8.23% per annum, due in July 2017, secured by production equipment.	28,456	41,390

Coast Capital, equipment lease repayable in monthly instalments of $920 including interest at 8.23% per annum, due in July 2017, secured by production equipment.	34,988	–

National Leasing Group Inc., equipment lease repayable in monthly installments of $955, due in June 2019, secured by transportation equipment.	25,060	–

John Deere Finance, equipment lease repayable in monthly installments of $2,362, due in May 2014, secured by field equipment.	–	10,167

Travelers Financial Corporation, equipment lease repayable in monthly installments of $1,804, due in June 2016, secured by transportation equipment.	30,335	–

Travelers Financial Corporation, equipment lease repayable in monthly installments of $1,922, due in September 2016, secured by transportation equipment.	37,104	–

Travelers Financial Corporation, equipment lease repayable in monthly installments of $3,610, due in June 2018, secured by transportation equipment.	131,733	–

Mercado Capital Corporation, equipment lease repayable in monthly installments of $1,505, due in June 2019, secured by transportation equipment.	66,649	–

Blue Chip Leasing Corporation, equipment lease repayable in monthly installments of $706, due in June 2019, secured by transportation equipment.	24,630	–

National Leasing Group Inc., equipment lease repayable in monthly installments of $675, due in June 2019, secured by transportation equipment.	22,871	–

Westana Equipment Leasing Inc., equipment lease repayable in monthly installments of $1,888, due in June 2019, secured by transportation equipment.	57,467	–

Westana Equipment Leasing Inc., equipment lease repayable in monthly installments of $1,888, due in June 2019, secured by transportation equipment.	57,467	–

	540,467	108,781

Less: current portion	(163,373)	(70,032)

Long-term portion	377,094	38,749

SUNVAULT ENERGY, INC.

Notes to the Consolidated Financial Statements

December 31, 2014

(Expressed in U.S. dollars)

13.	Capital Lease Obligations (continued)

Future minimum lease payments related to capital lease obligations are as follows:

$

2015	222,843
2016	184,201
2017	149,962
2018	110,186
2019	7,738

674,930

Less: imputed interest	(134,463)

540,467

Less: current portion	(163,373)

Long-term portion	377,094

14.	Loans Payable

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

(b)

As at December 31, 2014, the Company owed $nil (Cdn$nil) (2013 – $33,844 (Cdn$36,000)) to Terrence Smith for the acquisition of Coole on July 19, 2012. The amount was secured by assets of Coole, non-interest bearing, and due on December 31, 2014.

(c)

As at December 31, 2014, the Company owed $115,281 (2013 – $nil) to a non-related party for expenses paid on behalf of the Company. The amount due is non-interest bearing, unsecured, and due on demand.

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

(a)

On October 31, 2013, the Company issued a convertible promissory note in exchange for settlement of accounts payable of $15,000. The note bears interest at 8% per annum, is unsecured, and was due on April 30, 2014. The unpaid amount of principal and accrued interest can be converted at any time at the holder’s option at a price of $0.50 per share of the Company’s common stock. During the three months ended March 31, 2014, the Company issued additional amount under this convertible promissory note totalling $7,167 under the same terms. The maturity date will be accelerated to the closing date of any financing transaction in which the Company raises at least $250,000 in gross proceeds. On April 10, 2014, the Company issued 110,835 shares of common stock to settle the convertible debt of $22,167. Refer to Note 19 (d).

(b)

On November 1, 2013, the Company issued a convertible promissory note in exchange for settlement of accounts payable of $25,000. The note bears interest at 8% per annum, is unsecured, and was due on April 30, 2014. The unpaid amount of principal and accrued interest can be converted at any time at the holder’s option at a price of $0.50 per share of the Company’s common stock. In December 2013, the Company issued additional amount under this convertible promissory note totalling $10,000 under the same terms. The Company is to issue the holder 45,000 shares of common stock upon the initial conversion of this promissory note. The maturity date will be accelerated to the closing date of any financing transaction in which the Company raises at least $250,000 in gross proceeds. On February 18, 2014, the Company issued 350,000 shares of common stock to settle the convertible debt of $35,000. Refer to Note 19(u).

(c)

Effective April 22, 2014, the Company entered into private placement subscription agreements with several investors pursuant to which the Company issued convertible debentures in the aggregate amount of $180,000 and $45,255 (Cdn$52,500). The convertible debentures are unsecured, bear interest at 8% per annum and paid quarterly, due on April 22, 2016, and may be converted into shares of the Company’s common stock at any time at the conversion price of $0.30 per share. The Company incurred financing costs of $23,450 in connection with the financing, which was deferred and will be amortized over the term of the debt. During the year ended December 31, 2014, the Company amortized $8,148 of the deferred financing costs.

In accordance with ASC 470-20, “Debt with Conversion and Other Options”, the Company determined that the convertible promissory note contained no embedded beneficial conversion feature as the convertible promissory note was issued with a conversion price higher than the fair market value of the Company’s shares of common stock at the time of issuance.

(d)

Effective December 15, 2014, the Company entered into private placement subscription agreements with several investors pursuant to which the Company issued convertible debentures in the aggregate amount of $302,740. The convertible debentures are unsecured, bear interest at 10% per annum which is paid quarterly, due on December 15, 2016, and may be converted into shares of the Company’s common stock, after six months from issuance, at a conversion price of $0.20 per share. If converted into shares of common stock, the holder is entitled to one share purchase warrant with an exercise price of $0.50 for a period of two years. Refer to Note 27(a).

In accordance with ASC 470-20, “Debt with Conversion and Other Options”, the Company recognized the intrinsic value of the embedded beneficial conversion feature of $166,507 as additional paid-in capital and an equivalent discount which will be charged to operations over the term of the convertible debentures from the effective date to the first convertible date. During the year ended December 31, 2014, the Company accreted $9,815 of the debt discount which was recorded as interest expense. As at December 31, 2014, the carrying value of the convertible debentures was $146,048.

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

(j)	As at December 31, 2014, the Company owed $69 (Cdn$80) to (2013 – was owed $22,815 (Cdn$24,268) from) a shareholder of Coole, which is unsecured, non-interest bearing, and due on demand.

(k)	As at December 31, 2014, the Company owed $154,209 (Cdn$178,898) (2013 – $nil) to the President of WTI, which is unsecured, non-interest bearing, and due on demand.

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

(n)	For the year ended December 31, 2014, the Company incurred labour costs of $296,824 (2013 - $nil) to a company controlled by the brother of the President of WTI.

(o)	For the year ended December 31, 2014, the Company incurred consulting fees of $36,223 (2013 - $nil) to a company controlled by a significant shareholder.

(p)	For the year ended December 31, 2014, the Company incurred consulting fees of $7,245 (2013 - $nil) to a director of the Company.

(q)	For the year ended December 31, 2014, included in labour costs are the following amounts:

•	$4,567 (2013 - $11,284) paid to the daughter of the President of 1454004; and
•	$41,035 (2013 - $55,248) paid to the son of the President of 1454004.

(r)	For the year ended December 31, 2014, included in salaries and subcontracting fees are the following amounts:

•	$3,490 (2013 - $nil) paid to the son of the President of 1454004; and
•	$12,980 (2013 - $nil) paid to a director of 1454004.

(s)	For the year ended December 31, 2014, included in management fees are the following amounts:

•	$115,000 (2013 - $nil) paid to the President of the Company;
•	$34,500 (2013 - $nil) paid to the Chief Technology Officer of the Company;
•	$141,755 (2013 - $nil) paid to a director of the Company;
•	$76,974(2013 - $nil) paid to the President of WTI;
•	$76,119 (2013 - $69,782) paid to the daughter of the President of 1454004;
•	$46,185 (2013 - $40,785) paid to the son of the President of 1454004; and
•	$129,800 (2013 - $126,695) paid to a director of 1454004.

18.	Subsidiary Preferred Stock

On June 6, 2012, the Company's subsidiary, CleanGen Inc., issued 20,000 shares of preferred stock at a price of Cdn$25 per share for proceeds of Cdn$500,000. The preferred stock provides for a 12% annual cumulative dividend to its holders, compounded semi-annually. During the year ended December 31, 2014, the Company accrued dividends of $14,347 (2013 - $64,732). The shares of preferred stock carry no voting rights and automatically convertible into shares of common stock of CleanGen Inc. upon a change in the controlling interest of CleanGen Inc. at a rate equal to the sum of Cdn$1,000 plus accrued and unpaid dividends divided by Cdn$25.

SUNVAULT ENERGY, INC.

Notes to the Consolidated Financial Statements

December 31, 2014

(Expressed in U.S. dollars)

18.	Subsidiary Preferred Stock (continued)

On March 21, 2014, the Company acquired controlling interest of CleanGen Inc. by converting 21,000 shares of preferred stock it had acquired into 840,000 shares of common stock of CleanGen Inc. Due to the change in control, the 20,000 shares of preferred stock of CleanGen Inc. outstanding automatically converted into 804,600 shares of common stock of CleanGen Inc.

19.	Common Stock

Share transactions for the year ended December 31, 2014:

(a)	On March 7, 2014, the Company issued 19,500,000 shares of common stock pursuant to the share purchase agreement with 1454004 to effect the acquisition and reverse capitalization. Refer to Note 3.

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

(n)

On July 23, 2014, the Company issued 8,000,000 shares of common stock to acquire 500,000 Class A shares of common stock of CleanGen Inc., upon which the Company secured a 70% interest of CleanGen Inc. Refer to Note 5.

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

(r)

On September 26, 2014, pursuant to an addendum to the Services and Commission Agreement with Aboriginal Financial Services Corporation (“AFSC”), a company controlled by a director of the Company, the Company issued 500,000 shares of common stock with a fair value of $130,000 to AFSC as additional consideration for AFSC’s performance of services rendered in identifying and introducing other business opportunities to the Company. Refer to Note 22(g).

(s)

On October 10, 2014, the Company issued 4,000,000 shares of common stock with a fair value of $210,711 pursuant to the purchase agreement with 1301540 Alberta Ltd. as payment towards the purchase price. Refer to Note 4.

(t)

As at December 31, 2014, the Company had $134,916 (Cdn$156,516) (2013 – $nil) in common stock issuable to a company controlled by the President of WTI for the acquisition of certain assets and assumption of certain liabilities of 1301540 on April 15, 2014. Refer to Note 4.

Share transactions of the Company prior to the reverse capitalization:

	Common Stock		Additional Paid-in
	Shares #	Amount $	Capital $

Balance, December 31, 2012	101,600,000	101,600	(15,501)

Shares issued for cash	94,000	94	125,906
Shares returned for cancellation	(36,850,000)	(36,850)	36,850
Shares issued for assets held for sale	333,333	333	499,667

Balance, December 31, 2013	65,177,333	65,177	646,922

Fair value of stock options vested	–	–	231,320
Shares issued to settle convertible debt	350,000	350	34,650
Shares issued for services rendered	300,000	300	29,700

Balance, February 19, 2014	65,827,333	65,827	942,592

Share transactions of the Company for the period from December 31, 2013 to February 19, 2014 prior to the reverse capitalization:

(u)	On February 18, 2014, the Company issued 350,000 shares of common stock to settle convertible debt of $35,000. Refer to Note 16(b).

(v)	On February 18, 2014, the Company issued 300,000 shares of common stock pursuant to a licensing agreement. Refer to Note 22(c).

Share transactions of the Company for the year ended December 31, 2013 prior to the reverse capitalization:

(w)	On May 31, 2013, the Company increased its authorized shares from 75,000,000 to 500,000,000 shares of common stock.

(x)	On June 28, 2013, the Company effected a 20-for-1 forward stock split of its issued shares of common stock. All share amounts were retroactively restated for all periods presented.

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

SUNVAULT ENERGY, INC.

Notes to the Consolidated Financial Statements

December 31, 2014

(Expressed in U.S. dollars)

19.	Common Stock (continued)

Share transactions of the Company for the year ended December 31, 2013 prior to the reverse capitalization (continued):

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

20.	Stock Options

On February 6, 2014, the Company adopted the 2014 Stock Option Plan which permits the Company to grant stock options for up to 12,968,800 shares of common stock to officers, directors, employees, and consultants. The Board of Directors will determine the exercise price and vesting schedule for stock options granted. The maximum term of stock options granted is five years.

A summary of the Company’s stock option activity is as follows:

	Number of options	Weighted average exercise price $	Aggregate intrinsic value $

Outstanding, December 31, 2012 and 2013	–	–

Issued as part of the recapitalization	3,100,000	0.10

Outstanding, December 31, 2014	3,100,000	0.10	744,000

Additional information regarding stock options outstanding as at December 31, 2014, is as follows:

Outstanding and exercisable
Range of exercise prices $	Number of shares	Weighted average remaining contractual life (years)	Weighted average exercise price $

0.10	3,100,000	4.1	0.10

21.	Share Purchase Warrants

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

The following table summarizes the continuity of share purchase warrants:

	Number of warrants	Weighted average exercise price $

Balance, December 31, 2013	–	–

Issued as part of the recapitalization	427,333	2.00
Issued to a consultant	100,000	2.00

Balance, December 31, 2014	527,333	2.00

SUNVAULT ENERGY, INC.

Notes to the Consolidated Financial Statements

December 31, 2014

(Expressed in U.S. dollars)

21.	Share Purchase Warrants (continued)

As at December 31, 2014, the following share purchase warrants were outstanding:

Number of warrants	Exercise price $	Expiry date

$60,000	2.00	September 16, 2015
34,000	2.00	September 17, 2015
333,333	2.00	November 15, 2015
100,000	2.00	April 15, 2017

527,333

22.	Commitments and Contingencies

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

(c)

On December 9, 2013, the Company entered into a licensing agreement pursuant to which the Company has been granted a royalty-bearing, exclusive license to certain patented inventions. The Company has agreed to pay the licensor $3,000 and issue shares of common stock equal to a fair value of $30,000 on or before January 8, 2014. Refer to Note 19 (v). The Company will pay royalties to the licensor calculated based on 4% of net sales for licensed products and processes. The minimum royalty payments are to be paid in advance on a quarterly basis as follows: December 3, 2018: - $500; year 2019 - $2,000; year 2020 - $4,000; year 2021 - $6,000; year 2022 - $8,000; and $10,000 for year 2023 and every year thereafter for the life of the agreement. If the first sale of a licensed product occurs before 2019, the first minimum royalty payment will be due on December 31 of the year in which the first sale occurred and the due dates for the subsequent minimum royalty payments will be adjusted accordingly. The Company must provide funding of at least $50,000 by January 6, 2014 for research by the licensor in the area of electrochemical based solar cells with energy storage capacity. In addition, the Company must pay the licensor milestone payments as follows: $5,000 upon completion of a working prototype due on March 31, 2018 and $10,000 upon its first commercial sale due on March 31, 2019. The Company must execute the first commercial sales of products to a retail customer on or before March 31, 2019 or the licensor has the right to terminate the agreement. The term of this license will continue until the latter of the date that no licensed patent remains a pending application or an unforceable patent, or the date on which the licensee’s obligation to pay royalties expires.

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

SUNVAULT ENERGY, INC.

Notes to the Consolidated Financial Statements

December 31, 2014

(Expressed in U.S. dollars)

22.	Commitments and Contingencies (continued)

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

On September 26, 2014, pursuant to an addendum to the Services and Commission Agreement with AFSC, the Company issued 500,000 shares of common stock to AFSC as additional consideration for AFSC’s performance of services rendered in identifying and introducing other business opportunities to the Company. Refer to Note 19 (r).

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

SUNVAULT ENERGY, INC.

Notes to the Consolidated Financial Statements

December 31, 2014

(Expressed in U.S. dollars)

23.	Supplemental Cash Flow Information

	2014 $	2013 $

Non-cash investing and financing activities:

Forgiveness of related party debt recorded as additional paid-in capital	1,453,679	–
Property and equipment financed under capital lease	364,812	149,497
Shares issued to acquire the business operations of 1301540 Alberta Ltd.	388,894	–
Shares issued to acquire property and equipment	234,000	–
Shares issued to settle convertible debt	22,167	–
Shares issued to settle related party debt	31,100	–
Shares issued to settle accounts payable and accrued liabilities	15,666	–

Supplemental disclosures:

Interest paid	75,240	57,653
Income taxes paid	2,388	6,280

24.	Segmented Information

The Company has three reportable segments: (i) recycling services, (ii) services rig and software revenue, and (iii) transportation services. The Company allocates resources to and assess the performance of each reportable segment using information about its revenue and operating income (loss). The Company does not evaluate operating segments using discrete asset information.

The “Corporate and other” category includes income, expenses, and charges such as:

•	results of operations of various initiatives which support all of the Company’s reportable segments;
•	corporate management costs, such as human resources, finance and legal, not allocated to the Company’s reportable segments; and
•	stock-based compensation.

The following table summarizes the financial performance of the Company’s reportable segments:

	2014 $	2013 $

Recycling services	5,925,445	6,811,872
Services rig and software revenue	173,350	179,125
Transportation services	2,121,341	–
Elimination of inter-segment net revenue	(312,981)	–

Total consolidated net revenue	7,907,155	6,990,997

The following table provides a reconciliation to the Company’s consolidated operating results:

	2014 $	2013 $

Recycling services	454,914	310,881
Services rig and software revenue	(66,886)	13,774
Transportation services	(227,881)	257,111
Corporate and other	(1,356,279)	(187,896)

Total consolidated operating income (loss)	(1,196,132)	393,870

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

The Company is subject to income taxes at a combined rate of 34% (2013 – 25%). The reconciliation of the provision for income taxes at the combined statutory rate compared to the Company’s income tax expense as reported is as follows:

	2014 $	2013 $

Income tax expense (recovery) at statutory rate	(436,447)	83,915

Permanent difference and other	65,849	130,118
Change in tax rates and true up	7,731	–
Difference in tax rates between foreign jurisdictions	(55,383)	–
Valuation allowance change	435,312	(212,595)

Provision for income taxes	17,062	1,438

The significant components of deferred income tax assets and liabilities as at December 31, 2014 and 2013, after applying enacted income tax rates, are as follows:

	2014 $	2013 $

Net operating losses carried forward	674,791	290,254
Property and equipment	(107,482)	(158,380)
Goodwill	(36,353)	(36,230)
Valuation allowance	(530,956)	(95,644)

Net deferred income tax asset	–	–

The Company has net operating losses carried forward of $2,280,087 which may be carried forward to apply against future year taxable income, subject to the final determination by taxation authorities, expiring in the following years:

$

2031	364,895
2032	796,121
2034	1,119,071

2,280,087

26.	Restatement

The Company has restated its consolidated financial statements as at December 31, 2014 and 2013, and for the year ended December 31, 2014 to reflect subsidiary preferred stock dividends accrued to a non-controlling interest, additional deferred revenue, and recording of the discount and accretion relating to the beneficial conversion feature for the December 15, 2014 convertible debentures. This restatement resulted in an increase to net loss of $105,098 with no change in net loss per share . The statement of cash flows was also revised for foreign currency translation corrections.

SUNVAULT ENERGY, INC.

Notes to the Consolidated Financial Statements

December 31, 2014

(Expressed in U.S. dollars)

26.	Restatement (continued)

The impact of the restatement as at December 31, 2014 and 2013, and for the year ended December 31, 2014 is summarized below:

Consolidated Balance Sheets

	As At December 31, 2014
	As Reported $	Adjustments $	As Restated $

Current liabilities
Accounts payable and accrued liabilities	1,404,392	(9,849)	1,394,543
Deferred revenue	1,177,241	100,546	1,277,787

Total current liabilities	3,482,588	90,697	3,573,285

Long-term liabilities
Convertible debt	528,195	(156,692)	371,503

Total liabilities	4,797,447	(65,995)	4,731,452

Stockholders’ equity (deficit)
Additional paid-in capital	3,133,549	(334,390)	2,799,159
Accumulated other comprehensive income	20,393	1,230	21,623
Deficit	(2,497,613)	(164,828)	(2,662,441)

Total Sunvault Energy, Inc. stockholders’ equity (deficit)	868,124	(497,988)	370,136

Non-controlling interest	(70,197)	563,983	493,786

Total stockholders’ equity (deficit)	797,927	65,995	863,922

	As At December 31, 2013
	As Reported $	Adjustments $	As Restated $

Stockholders’ equity (deficit)

Deficit	(1,321,331)	[1](99,426)	(1,420,757)

Total Sunvault Energy, Inc. stockholders’ equity (deficit)	(1,245,540)	(99,426)	(1,344,966)

Non-controlling interest	454,611	[1]199,426	554,037

1 includes $34,694 in preferred stock dividends recorded for 2012

SUNVAULT ENERGY, INC.

Notes to the Consolidated Financial Statements

December 31, 2014

(Expressed in U.S. dollars)

26.	Restatement (continued)

Consolidated Statement of Operations

	Year Ended December 31, 2014
	As Reported $	Adjustment $	As Restated $

Revenues
Services rig and software revenue	278,980	(105,630)	173,350

Total revenues	8,012,785	(105,630)	7,907,155

Gross profit	2,734,739	(105,630)	2,629,109

Net loss before other income (expense)	(1,090,502)	(105,630)	(1,196,132)

Other income (expense)
Interest expense	(78,099)	(9,815)	(87,914)

Total other income (expense)	(77,726)	(9,815)	(87,541)

Net loss before income taxes	(1,168,228)	(115,445)	(1,283,673)

Income tax expense	(27,409)	10,347	(17,062)

Net loss	(1,195,637)	(105,098)	(1,300,735)

Less: net loss attributable to non-controlling interest	19,355	54,043	73,398

Net loss attributable to Sunvault Energy, Inc.	(1,176,282)	(51,055)	(1,227,337)

Comprehensive loss
Foreign currency translation loss	(55,398)	1,230	(54,168)

Comprehensive loss attributable to Sunvault Energy, Inc.	(1,231,680)	(49,825)	(1,281,505)

Consolidated Statement of Cash Flows

	Year Ended December 31, 2014
	As Reported $	Adjustment $	As Restated $

Operating activities
Net loss	(1,195,637)	(105,098)	(1,300,735)
Adjustments to reconcile net loss to net cash provided by operating activities:
Accretion of discount on convertible debt	–	9,815	9,815
Changes in operating assets and liabilities:
Due from related parties	(34,383)	57,729	23,346
Accounts payable and accrued liabilities	636,302	(9,849)	626,453
Deferred revenue	(677,856)	100,546	(577,310)

Net cash provided by operating activities	177,494	53,143	230,637

Investing activities
Advances to related parties	(162,509)	(57,729)	(220,238)
Purchase of property and equipment	(374,479)	(19,567)	(394,046)

Net cash used in investing activities	(294,794)	(77,296)	(372,090)

Effect of foreign exchange rate changes on cash	(143,243)	24,153	(119,090)

SUNVAULT ENERGY, INC.

Notes to the Consolidated Financial Statements

December 31, 2014

(Expressed in U.S. dollars)

27.	Subsequent Events

(a)

Subsequent to December 31, 2014, the Company received additional proceeds of $423,250 and $45,513 (Cdn$52,800) for convertible debentures with an effective date of December 15, 2014. The convertible debentures are unsecured, bear interest at the rate of 10% per annum which is paid quarterly, due on December 15, 2016 and may be converted into units after six months from the effective date at a conversion price of $0.20 per unit. Each unit is to consist of one share of common stock and one share purchase warrant exercisable at a price of $0.50 per share for a period of two years from the date of conversion.

(b)

Subsequent to December 31, 2014, the Company entered into private placement subscription agreements with several investors pursuant to which the Company issued convertible debentures for proceeds of $396,800 and $17,240 (Cdn$20,000). The convertible debentures are unsecured, bear interest at the rate of 8.5% per annum which is paid quarterly, due on March 1, 2017, and may be converted into units after six months from the effective date or if the shares trade above $0.75 for a 14 day period at a conversion price of $0.25 per unit. Each unit is to consist of one share of common stock and one share purchase warrant exercisable at a price of $1.00 for a period of two years from the date of conversion.

(c)

On January 8, 2015, the Company entered into a Bill of Sale with a company controlled by the President of the Company to sell 250KW of the solar panels recorded as assets held for sale in consideration for a promissory note in the amount of $375,000. Interest is calculated at 8% on the total loan amount and paid every six months. Interest is waived if the note is converted to common shares of the company controlled by the President of the Company through a shares for debt agreement within the first six months.

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

(f)

In January 2015, the Company entered into an agreement with the Halalt First Nation and Halalt Transportation General Partner Ltd. to form the Halalt Transportation Limited Partnership (the “Partnership”) to provide transportation services. On January 30, 2015, the Partnership was formed. The Company owned 49% of the Partnership and Halalt (Transport) GP Holdings, a wholly-owned company of the Halalt First Nation, owned 51%.

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

SUNVAULT ENERGY, INC.

Notes to the Consolidated Financial Statements

December 31, 2014

(Expressed in U.S. dollars)

27.	Subsequent Events (continued)

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

(j)

On April 16, 2015, CETR entered into a lease agreement for field and production equipment. The lease is repayable in monthly installments of Cdn$1,464, due in March 2020, and secured by field and production equipment.

(k)

On May 15, 2015, the Company issued 2,050,000 share purchase warrants exercisable at a price of $0.50 per share of common stock for a period of 90 days from when the Company’s shares resume trading. To exercise the share purchase warrants, each holder must first exercise a minimum of 25% of the respective share purchase warrants issued. The Company has received proceeds in the amount of $157,700 pursuant to the future exercise of share purchase warrants to date.

(l)

On June 25, 2015, WTI entered into a lease agreement for transportation equipment. The lease is repayable in monthly installments of Cdn$2,875, due in January 2018, and secured by transportation equipment.

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

Management’s Report on Internal Control over Financial Reporting

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

A material weakness is a deficiency or a combination of control deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of December 31, 2014, our company determined that there were significant deficiencies that constituted material weaknesses, as described below:

•

We did not maintain appropriate cash controls – Our company has not maintained sufficient internal controls over financial reporting for the cash process, including failure to require dual signature on our company’s bank accounts.

•	Lack of segregation of duties – We had an inadequate number of personnel to properly implement control procedures.
•

Lack of a formal review process that includes multiple levels of review from adequate personnel with requisite expertise – We did not have a functioning audit committee of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures.

In light of the existence of these control deficiencies, management concluded that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by our c company’s internal controls. As a result, management has concluded that our company did not maintain effective internal control over financial reporting as at December 31, 2014 based on criteria in Internal Control – Integrated Framework issued by COSO.

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

Item 9B. Other Information

On January 3, 2014, Allen Crowley resigned from his position as a director of the Company. To the knowledge of the executive officers of the Company, Mr. Crowley’s resignation was not due to any disagreement with the Company on any matter relating to the Company’s operations, policies, practices or otherwise.

On January 9, 2014, Former-Governor William Richardson resigned as a director of our company. His resignation was not due to any disagreement with our company on any matter relating to our company’s operations, policies, practices or otherwise. On January 14, 2014, after a conversation with our company, former-governor William Richardson rescinded his resignation of January 9, 2014 and resumed his position as a director of our company.

On January 11, 2014, John Crawford, who at that time was chief executive officer and a director of our company, received a copy of an executed written consent of shareholders that hold a majority of the outstanding shares of common stock of our company. The shareholder action, removed Mr. Crawford from his positions as chief executive officer and director of our company. Due to this action, Mr. Crawford felt compelled to relinquish his position as an officer and director of our company on January 11, 2014 through the filing of a current report on Form 8-K filed on January 13, 2014, which he initiated. Our company’s direction and Mr. Crawford’s were not in alignment with each other as was Mr. Crawford’s personal assessment of the situation as described in the filed Form 8-K.

On January 14, 2014, Gary Monaghan was appointed as president, chief executive officer and as a director of our company.

Effective January 15, 2014, Larry Faulk, Lorne Roseborough and Paul Bercier were appointed as directors of our company and our secretary, Rory Husch, was also appointed treasurer.

On July 9, 2014, James Malcolm Ross was appointed as a director of our company. Mr. Ross resigned as a director of our company on January 13, 2015. His resignation was not due to any disagreement with our company on any matter relating to our company’s operations, policies, practices or otherwise.

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

Name	Position Held with our Company	Age	Date First Elected or Appointed
Gary Monaghan	Chief Executive Officer, and Director	55	January 14, 2014
Rory Husch	Secretary and Treasurerv	37	May 8, 2013
Trent Blind	President and Director	51	July 25, 2014
William Richardson	Director	67	July 8, 2013
Larry Faulk	Director	78	January 15, 2014
Lorne Roseborough	Director	62	January 15, 2014
Paul Bercier	Director	70	January 15, 2014
Dr. Robert Murray-Smith	Director		June 1,2015

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

Gary Monaghan - Chief Executive Officer and Director

Gary Monaghan has acted as our president, chief executive officer and director since January 14, 2014. Mr. Monaghan resigned as our president on March 17, 2015. Mr. Monaghan has private, public and corporate senior management experience, with a focus on marketing. He has over 30 years of senior management experience in the communications industry working for companies such as regional marketing director for the BC Interior for Shaw Communications, marketing manager for Rogers Communications Calgary, president for MDU Communications, president and chief executive officer of Ultimate Viewer Multimedia and president and chief executive officer of 3One Media Corp. He was the president and founder of MDU Communications International, Inc. (OTC:BB MDTV) from September 1998 to May 2001. Mr. Monaghan negotiated the sale of the Canadian Operations to Shaw Direct for CAN$10 million in 2001. Mr. Monaghan developed a software product through Ultimate Viewer, raising about $1 million in the private company and then sold the company to 3One Media Corp where an additional $4 million was raised for a broadband over power line initiative. In August of 2011, Mr. Monaghan stepped into the role of chief executive officer for UC Resources Ltd. He successfully negotiated the sale of the company’s McFaulds Project to a subsidiary of Cliffs Natural Resources for CAN$6 million. Mr. Monaghan is the Executive Chairman of UC Resources Ltd. Mr. Monaghan is the CEO of Circle United Networks Corp, a privately held wireless technology company. Mr. Monaghan was appointed as he has extensive experience with new high growth technology companies.

Rory Husch – Secretary and Treasurer

Rory Husch was appointed as secretary of our company on May 8, 2013 and as treasurer on January 15, 2014. Mr. Husch is the founder and operator of Response Management Services Inc. since 2006.Mr. Husch has been appointed in the role of secretary and treasury because of his successful business experience.

Trent Blind – President and Director

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

Mr. Blind is also the founding president and chief executive officer of George Gordon First Nation Holdings Inc. the former parent business development company for the George Gordon First Nation. In past years, he completed a four-year contract as the chief financial officer for the Siksika Nation’s economic and business development arm. During his appointment as chief financial officer, the group of companies’ assets grew from $14 million in market value to in excess of $100 million.

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

Over the years Mr. Blind has participated in a number of community events and has made several presentations to numerous organizations in raising the public’s awareness of Aboriginal issues. He has been a director with a number of local, regional and national Aboriginal organizations including the Canadian Aboriginal Science and Technology Society, the Calgary Chamber of Commerce’s Aboriginal Opportunities Committee, the Canadian Council for Aboriginal Business (Alberta Chapter), Petromin Resources Ltd., a public company listed on the TSE Venture Exchange and was past chairman of the Metis Economic Development Corporation. He is currently the chairman of Treaty 7 Economic Development Corporation’s Investment Committee. Mr. Blind is the president and principal owner of Aboriginal Financial Services Corporation, a senior advisory and executive management consulting services firm.

Mr. Blind is a Treaty Indian from the Gordon’s First Nation in the Treaty 4 area of southern Saskatchewan. He attended the University of Alberta and the University of Regina and has earned two degrees: a Bachelor of Arts, Economics (Special) from the University of Alberta and a Bachelor of Administration from the University of Regina. He majored in economics and finance and is a CMA Associate.

Former-Governor William Richardson – Director

Former-Governor William Richardson, III, has acted as a director of our company since July 8, 2013. Governor Richardson was governor of New Mexico from 2003 to 2011. Bill Richardson was born in California but raised mostly in Mexico City. He received his bachelor’s (1970) and master’s (1971) degrees from Tufts University, then worked on Capitol Hill in Washington, DC. By the end of the 1970s he was a New Mexico resident with political ambitions, and in 1982 he was elected to the U.S. House of Representatives, where he served until 1997. During the administration of President Bill Clinton he served as the U.S. ambassador to the United Nations (1997-98) and as Secretary of Energy (1998-2001). After Clinton’s term ended, Richardson lectured, served on corporate boards and worked as a consultant with Kissinger McLarty Associates (headed by Henry Kissinger and former Clinton chief of staff Thomas McLarty). Mr. Richardson’s global relationship base, diplomacy style and continual quest for demonstrable results is anticipated to facilitate our company with increased ability to execute our global strategy, as well as further develop our local, national and international footprint.

Larry Faulk – Director

Larry Faulk has acted as a director of our company since January 15, 2014. Larry Faulk was a Washington State Senator from 1966 to 1970. He is a prominent figure in public life in Tacoma and Pierce County and has been for the last four decades. In 1969, he played a key role in the creation of the State Appeals Court - and in making sure that Tacoma and Spokane would house divisions of that Appeals Court. The original bill housed the Appeals Court only in Seattle. Faulk and his fellow legislators from Tacoma and Spokane said they wouldn’t vote for it if the court was based solely in Seattle -- a place that, in Faulk’s view, was always trying to squeeze out the state’s other cities. Faulk worked as an executive with The Boeing Company for many years and he also headed a number of non-profit and governmental agencies, including the Martin Luther King Center in Tacoma and the Washington State Pollution and Shoreline Hearings Boards. He became a trustee of Tacoma Community College and also taught there as a political science instructor. In 2008, he ran again for the State Senate seat he had held 42 years earlier. Senator Larry Faulk has global contacts, vast business experience and contacts that will greatly assist Sunvault in achieving its goals.

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

Dr. Robert Murray Smith – Director

Dr. Robert Murray-Smith is a renowned PHD who wrote his PHD Thesis Titled: Dynamic simulations of carbons and carbon composite materials at Southhampton University in 1989. Since that time Robert has gone on to become one of the World’s finest authorities on graphene. Graphene has many extraordinary properties. It is about 200 times stronger than steel, conducts heat and electricity with great efficiency and is nearly transparent.

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

Audit Committee and Audit Committee Financial Expert

Our board of directors do not have members of our audit committee that qualify as an “audit committee financial expert” as defined in Item 407(d)(5)(ii) of Regulation S-K. Lorne Roseborough, and Paul Bercier are “independent” as the term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934, as amended.

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

We believe that the members of our board of directors, who act as our audit committee in fulfilling that function, are collectively capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. We believe that retaining an independent director who would qualify as an “audit committee financial expert” would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development and the fact that we have not generated any material revenues to date.

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

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensa- tion ($)	Change in Pension Value and Nonqualified Deferred Compensa-tion Earnings ($)	All Other Compensa- tion ($)	Total ($)
Gary Monaghan(1)	2014	115,000	N/A	N/A	59,695	N/A	N/A	N/A	174,695
Chief Executive Officer and Director	2013	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A

Rory Husch(2)	2014	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A
Secretary and Treasurer	2013	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A

John Crawford(3)	2014	N/A	N/A	N/A	N/A	N/A	NA/	N/A	NA/
Former President, Chief Executive Officer, Chief Financial Officer and Director	2013	116,250	N/A	N/A	N/A	N/A	N/A	N/A	116,250

(1)	Gary Monaghan was appointed as our president, chief executive officer and director on January 14, 2014 and resigned as our president on March 17, 2015.

(2)	Rory Husch was appointed as our secretary on May 8, 2013 and as our treasurer on January 15, 2014.

(3)	John Crawford was appointed as our president, chief executive officer, chief financial officer and director on May 18, 2013 and resigned from all positions on January 13, 2014.

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

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)	Percentage of Class
Gary Monaghan(2) 360 Woodpark Crescent, Kelowna, BC V1V 2L1	950,000(3)(4)CommonShares	0.86%

Rory Husch(5) 101-1865 Dilworth Drive, Kelowna, BC V1Y 9T1	360,000 Common Shares	0.33%

Former-Governor William Richardson(6) 216 Washington Avenue, Santa Fe, NM 87501	560,000(7)(8)CommonShares	0.51%

Larry Faulk(9) 41 Puget Drive, Steilacoom, WA 98388	500,000(8)CommonShares	0.45%

Lorne Roseborough(10) 107 Portside Court, Kelowna, BC V1V 1T2	660,000(8)CommonShares	0.60%

Paul Bercier(11) 3204 Hawksbrow Point N.W., Calgary, Alberta T3G 4C9	650,000(8)CommonShares	0.59%

Trent Blind(12) Unit 234-427, 5149 Country Hills Blvd. NW Calgary, Alberta T3A 5K8	500,000 Common shares	0.45%

Robert Murray Smith	Nil	0.00%

Directors and Executive Officers as a Group	4,180,000 Common Shares	3.79%

1301540 Alberta Ltd. Box 219 Neerlandia, Alberta, T0G 1R0	9,000,000 Common Shares	8.17%

1804164 Alberta Inc. P.O. Box 269 Enoch, Alberta T7X 3Y3	17,000,000 Common Shares	15.42%

Gundyco ITF Kanata Metis Cultural Enterprises Ltd. c/o CIBC World Markets 22 Front St. West, 4th Floor Toronto, Ontario M5J 2W5	8,000,000 Common Shares	20.95%

Millennium Treads International St Andres’s Court – Frederick St. Steps P.O. Box N-4805 Nassau, NP Bahamas	23,090,000 Common Shares	20.95%

West Point International St Andres’s Court – Frederick St. Steps P.O. Box N-4805 Nassau, NP Bahamas	17,023,333 Common Shares	15.45%

Over 5% Shareholders as a Group	74,113,333 Common Shares	67.25%

(1)

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on April 7, 2015. As of April 7, 2015, we had 110,211,947 shares of our common stock issued and outstanding. All figures assume full dilution of convertible securities held.

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

(j)	As at December 31, 2014, the Company owed $69 (Cdn$80) to (2013 – was owed $22,815 (Cdn$24,268) from) a shareholder of Coole, which is unsecured, non-interest bearing, and due on demand.

(k)	As at December 31, 2014, the Company owed $154,209 (Cdn$178,898) (2013 – $nil) to the President of WTI, which is unsecured, non-interest bearing, and due on demand.

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

Director Independence

We currently act with seven directors, consisting of Gary Monaghan, Former-Governor William Richardson, Larry Faulk, Lorne Roseborough, Dr. Robert Murray-Smith , Paul Bercier and Trent Blind. We have determined that Governor William Richardson, Larry Faulk, Paul Bercier and Robert Murray-Smith are “independent director” as defined in NASDAQ Marketplace Rule 4200(a)(15).

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

10.8	2014 Stock Option Plan (incorporated by reference to our Current Report on Form 8-K filed on February 19, 2014)
10.9	Form of Stock Option Agreement (incorporated by reference to our Current Report on Form 8-K filed on February 19, 2014)
10.10	Share Purchase Agreement dated February 19, 2014 with Albert Klyne and family and 1454004 Alberta Ltd. (incorporated by reference to our Current Report on Form 8-K filed on March 5, 2014)
10.11	Consulting Services Agreement dated January 15, 2014 with Franzi Tschurtschenthaler (incorporated by reference to our Current Report on Form 8-K filed on April 3, 2014)
10.12	Management Services Agreement dated January 16, 2014 with 565423 BC Ltd. and Gary Monaghan (incorporated by reference to our Current Report on Form 8-K filed on April 3, 2014)
10.13	Share Purchase Agreement dated April 1, 2014 with Ecowest Transport Inc and Trevor Minks (incorporated by reference to our Current Report on Form 8-K filed on April 3, 2014)
10.14	Purchase Agreement dated April 11, 2014 with 1301540 Alberta Ltd. (“Werkman Transport”) (incorporated by reference to our Current Report on Form 8-K filed on April 25, 2014)
10.15	Equipment Purchase Agreement dated July 25, 2014 with Fergus Edward Ismond (incorporated by reference to our Current Report on Form 8-K filed on August 8, 2014)
10.16	Equipment Purchase Agreement dated July 25, 2014 with Steven Mark Hoof (incorporated by reference to our Current Report on Form 8-K filed on August 8, 2014)
10.17	Equipment Purchase Agreement dated July 29, 2014 with Fergus Edward Ismond (incorporated by reference to our Current Report on Form 8-K filed on August 8, 2014)
10.18	Services and Commission Agreement dated April 24, 2014 with Aboriginal Financial Services Corporation (incorporated by reference to our Current Report on Form 8-K filed on September 26, 2014)
10.19

Additional Consideration Deemed Earned Addendum dated April 24, 2014 with Aboriginal Financial Services Corporation (incorporated by reference to our Current Report on Form 8-K filed on September 26, 2014)

10.20*	Halalt Limited Partnership Agreement dated January 20, 2015

Exhibit Number	Description

10.21*	Halalt Shareholder Agreement dated January 20, 2015
(14)	Code of Ethics
14.1	Code of Ethics (incorporated by reference to our Annual Report on Form 10-K filed on January 30, 2013)
(21)	Subsidiaries
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

_____________

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

Dated: August 19, 2015	By:	/s/ Gary Monaghan
Gary Monaghan
Chief Executive Officer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Dated: August 19, 2015	By:	/s/ Trent Blind
Trent Blind
President and Director

Dated: August 19, 2015	By:	/s/ William Richardson
William Richardson
Director

Dated: August 19, 2015	By:	/s/ Larry Faulk
Larry Faulk
Director

Dated: August 19, 2015	By:	/s/ Lorne Roseborough
Lorne Roseborough
Director

Dated: August 19, 2015	By:	/s/ Paul Bercier
Paul Bercier
Director

Dated: August 19, 2015	By:	/s/ Dr. Robert Murray - Smith
Dr. Robert Murray - Smith
Director

