Form 10-Q/A
period 2015-03-31
SunVault Energy, Inc.
filed 2015-08-21
CIK 1547716

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

SUNVAULT ENERGY, INC.
(Exact name of registrant as specified in its charter)

Nevada	333-181040	27-4198202
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(I.R.S. Employer Identification No.)

Suite 200 – 10703 – 181 Street NW , Edmonton, Alberta	T5S 1N3
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

As of July 29, 2015, there were 106,878,613 shares of company common stock issued and outstanding.

Explanatory Note

The Company  i s filing this Amendment No. 1 on Form 10-Q (this “Amendment”) to our Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2015 (the “Form 10-Q”), filed with the Securities and Exchange Commission on July 31, 2015 (the “Original Filing Date”) to restate the interim undaudited consolidated financial statements for the quarter ended March 31, 201 5 .

On August 14, 2015, our auditors, Saturna Group Chartered Accountants LLP, notified us that it believed there were errors in our consolidated financial statements relating to the accounting for convertible debt, deferred revenue, and non-controlling interest. Management further discussed the matter with Saturna Group Chartered Accountants LLP and both parties agreed that certain transactions relating to the above were not appropriately accounted for and we determined that the effect of such misstatements was material.

This Amendment speaks as of the Original Filing Date, does not reflect events that may have occurred subsequent to the Original Filing Date, and does not modify or update in any way any other disclosures made in the Form 10-Q, as amended.

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

4

Item 1. Financial Statements

SUNVAULT ENERGY, INC.

Condensed Consolidated Financial Statements

March 31, 2015

(Expressed in U.S. dollars)

(unaudited)

Sunvault Energy, Inc.

Condensed Consolidated Balance Sheets

(Expressed in U.S. dollars)

	March 31, 2015 $	December 31, 2014 $
	(Restated - Note 20) (unaudited)
ASSETS

Current assets
Cash	277,462	547,936
Accounts receivable, net of allowance for doubtful accounts of $82,431 (2014 – $90,864) (Note 3)	763,811	910,074
Inventory (Note 4)	384,126	528,727
Due from related parties (Note 14)	406,868	219,707
Prepaid expenses and deposits	72,759	69,060
Total current assets	1,905,026	2,275,504

Restricted cash	11,829	12,930
Deferred financing costs	70,200	34,024
Property and equipment (Note 5)	2,583,833	2,372,021
Assets held for sale (Note 6)	482,044	482,044
Investment (Note 7)	170,576	–
Goodwill (Note 8)	383,179	418,851
Total assets	5,606,687	5,595,374

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Line of credit	142,339	151,141
Accounts payable and accrued liabilities (Note 9)	1,415,947	1,394,543
Current portion of capital lease obligations (Note 12)	232,931	163,373
Current portion of long-term debt (Note 10)	131,809	144,080
Loan payable (Note 11)	115,281	115,281
Due to related parties (Note 14)	316,690	327,080
Deferred revenue	1,246,334	1,277,787
Total current liabilities	3,601,331	3,573,285

Site retirement obligation	60,129	65,727
Capital lease obligations (Note 12)	665,821	377,094
Long-term debt (Note 10)	281,606	343,843
Convertible debt less unamortized discount of $252,796 (December 31, 2014 - $156,692) (Note 13)	812,548	371,503
Total liabilities	5,421,435	4,731,452

Going concern (Note 1)
Commitments and contingencies (Note 18)
Subsequent events (Note 21)

Stockholders’ equity

Common stock, 500,000,000 shares authorized, $0.001 par value 106,878,613 shares issued and outstanding	106,879	106,879
Additional paid-in capital	3,096,675	2,799,159
Common stock issuable (Note 15)	621,583	134,916
Deferred compensation (Note 15)	(27,452)	(30,000)
Accumulated other comprehensive income	13,313	21,623
Deficit	(3,983,844)	(2,662,441)
Total Sunvault Energy, Inc. stockholders’ equity (deficit)	(172,846)	370,136

Non-controlling interest	358,098	493,786
Total stockholders’ equity	185,252	863,922
Total liabilities and stockholders’ equity	5,606,687	5,595,374

(The accompanying notes are an integral part of these condensed consolidated financial statements)

Sunvault Energy, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(Expressed in U.S. dollars)

(unaudited)

	Three Months Ended March 31, 2015 $	Three Months Ended March 31, 2014 $
	(Restated - Note 20)
Revenues
Non-program service revenue	225,186	222,706
Recycling fee revenue	167,482	150,332
Scrap metal revenue	2,938	5,845
Services rig and software revenue	47,105	47,131
Tire collections revenue	67,628	250,586
Tire shred revenue	203,194	425,540
Transportation revenue	572,536	–
Total revenues	1,286,069	1,102,140
Direct costs
Amortization	76,715	48,930
Equipment rental and maintenance	192,550	104,195
Freight and transportation	130,981	307,466
Labour and subcontractors (Note 14)	639,234	159,070
Materials	101,677	59,729
Site operating costs	47,557	57,651
Tire processing costs	88,376	83,405
Total direct costs	1,277,090	820,446
Gross profit	8,979	281,694
Operating expenses
Amortization	15,449	6,272
Bad debts	12,272	–
Consulting fees (Note 14)	82,899	59,060
Equipment rental and maintenance	16,887	11,141
General and administrative	213,167	46,971
Management fees (Note 14)	596,543	126,843
Professional fees	66,981	32,714
Rent	24,027	27,979
Salaries and subcontracting fees	129,011	71,542
Travel and promotion	47,491	22,967
Total operating expenses	1,204,727	405,489
Net loss before other expense	(1,195,748)	(123,795)
Other expense
Interest expense	(261,343)	–
Net loss	(1,457,091)	(123,795)
Less: net loss attributable to non-controlling interest	135,688	54,045
Net loss attributable to Sunvault Energy, Inc.	(1,321,403)	(69,750)
Comprehensive income (loss)
Foreign currency translation gain (loss)	(8,310)	31,084
Comprehensive loss attributable to Sunvault Energy, Inc.	(1,329,713)	(38,666)
Loss per share attributable to Sunvault Energy, Inc. shareholders, basic and diluted	(0.01)	–
Weighted average shares outstanding used in the calculation of net loss attributable to Sunvault Energy, Inc. per common share	106,878,613	19,500,000

(The accompanying notes are an integral part of these condensed consolidated financial statements)

Sunvault Energy, Inc.

Consolidated Statements of Cash Flows

(Expressed in U.S. dollars)

(unaudited)

	Three Months Ended March 31, 2015 $	Three Months Ended March 31, 2014 $
	(Restated - Note 20)
Operating activities
Net loss	(1,457,091)	(123,795)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Accretion of discounts on convertible debt	297,516	–
Amortization of property and equipment	92,164	55,202
Amortization of deferred financing costs	7,144	–
Stock-based compensation	489,215	–

Changes in operating assets and liabilities:
Accounts receivable	146,263	103,745
Inventory	144,601	58,030
Due from related parties	3,485	(16,953)
Prepaid expenses and deposits	(3,699)	(88,283)
Accounts payable and accrued liabilities	21,404	24,008
Deferred revenue	(31,453)	83,405
Due to related parties	(23,007)	19,500
Net cash provided by (used in) operating activities	(313,458)	114,859

Investing activities
Advances to related parties	(229,646)	–
Purchase of investment	(170,576)	–
Cash acquired on recapitalization	–	562
Proceeds from related parties	39,000	–
Purchase of property and equipment	(8,039)	(67,001)
Net cash used in investing activities	(369,261)	(66,439)

Financing activities
Line of credit	(8,802)	–
Deferred financing costs	(43,320)	–
Proceeds from convertible debt	536,327	–
Proceeds from related parties	12,617	–
Repayment of loans payable	–	(2,715)
Repayment of long-term debt	(33,650)	(36,731)
Repayment of capital lease obligations	(114,262)	(21,144)
Net cash provided by (used in) financing activities	348,910	(60,590)

Effect of foreign exchange rate changes on cash	63,335	(20,575)

Decrease in cash	(270,474)	(32,745)

Cash, beginning of period	547,936	547,288

Cash, end of period	277,462	514,543

Non-cash investing and financing activities:
Property and equipment financed under capital lease	491,411	–

Supplemental disclosures:
Interest paid	22,543	13,645
Income taxes paid	9,164	–

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

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at March 31, 2015, the Company has a working capital deficiency of $1, 696 , 305 and has accumulated losses of $3,983 , 844 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Sunvault Energy, Inc.

Notes to the Condensed Consolidated Financial Statements

March 31, 2015

(Expressed in U.S. dollars)

(unaudited)

2. Significant Accounting Policies (continued)

(d)	Reclassifications

Certain of the prior year figures have been reclassified to conform to the current year’s presentation.

3. Accounts Receivable

	March 31, 2015 $	December 31, 2014 $

Trade accounts receivable	754,138	898,141
GST receivable	7,938	9,411
Other receivable	1,735	2,522
	763,811	910,074

4. Inventory

	March 31, 2015 $	December 31, 2014 $

Tire mulch and other	17,743	15,727
Tire shred	366,383	513,000
	384,126	528,727

5. Property and Equipment

	Cost $	Accumulated amortization $	Net book value as at March 31, 2015 $	Net book value as at December 31, 2014 $

Building	86,697	865	85,832	94,768
Computer equipment	33,752	15,889	17,863	21,168
Field and production equipment	1,685,704	438,061	1,247,643	1,427,784
Furniture	23,164	8,118	15,046	12,781
Land	67,682	–	67,682	73,982
Transportation equipment	1,183,466	84,075	1,099,391	685,737
Truck	64,000	13,624	50,376	55,801
	3,144,465	560,632	2,583,833	2,372,021

As at March 31, 2015, included in field and production equipment are assets under capital lease with an original cost of $99 ,448 (December 31, 2014 - $224,515) and accumulated amortization of $7 ,587 (December 31, 2014 - $35,898). Included in transportation equipment are assets under capital lease with an original cost of $1,093,568 (December 31, 2014 - $586,669) and accumulated amortization of $72,229 (December 31, 2014 - $51,727). During the three months ended March 31, 2015, amortization expense includes $18 ,498 (2014 - $2,728) related to assets under capital leases.

6. Assets Held For Sale

Assets held for sale consists of solar panels which the Company acquired by issuing 333,333 units in 2013.

7. Investment

On January 5, 2015, the Company paid $170,576 pursuant to an assignment agreement dated December 27, 2014, whereby the Company acquired a 13% interest in a joint venture.

Sunvault Energy, Inc.

Notes to the Condensed  Consolidated Financial Statements

March 31, 2015

(Expressed in U.S. dollars)

(unaudited)

8. Goodwill

	Cost $	Foreign currency translation adjustment $	Impairment $	Net carrying value as at March 31, 2015 $	Net carrying value as at December 31, 2014 $

Coole Immersive Inc.	137,095	(28,163)	–	108,932	119,073
Werkman Transport Inc.	273,224	69,028	(68,005)	274,247	299,778
	410,319	40,865	(68,005)	383,179	418,851

9. Accounts Payable and Accrued Liabilities

	March 31, 2015 $	December 31, 2014 $

Trade accounts payable	1,237,605	1,202,012
Accrued liabilities	26,950	63,095
GST payable	39,068	61,165
Income taxes payable	6,484	16,896
Payroll payable	99,926	44,910
Other payable	5,914	6,465
	1,415,947	1,394,543

10. Long-term Debt

	March 31, 2015 $	December 31, 2014 $

Business Development Bank of Canada, repayable in monthly instalments of Cdn$6,000 plus interest at 7%, maturing May 17, 2018, secured by a general interest in all present and after acquired property.	179,797	212,051

Business Development Bank of Canada, repayable in monthly instalments of Cdn$6,667 plus interest at 8%, maturing May 17, 2018, secured by a general interest in all present and after acquired property.	199,784	235,624

John Deere Finance, repayable in monthly installments of Cdn$1,262 including interest at 0%, maturing on January 1, 2018, secured by specific equipment.	33,834	40,248

	413,415	487,923

Less: current portion	(131,809)	(144,080)
Long-term portion	281,606	343,843

Principal repayments on long-term debt in each of the next four years are as follows:

Year	Cdn$	$

2015	125,361	98,857
2016	167,147	131,809
2017	167,147	131,809
2018	64,597	50,940
	524,252	413,415

11. Loan Payable

As at March 31, 2015, the Company owed $115,281 (December 31, 2014 – $115,281) to a non-related party for expenses paid on behalf of the Company. The amount due is non-interest bearing, unsecured, and due on demand.

Sunvault Energy, Inc.

Notes to the Condensed Consolidated Financial Statements

March 31, 2015

(Expressed in U.S. dollars)

(unaudited)

12. Capital Lease Obligations

	March 31, 2015 $	December 31, 2014 $

Treadco Inc., equipment lease repayable in monthly installments of Cdn$5,000 including interest at 12% per annum, due in February 2015, secured by specific field equipment.	–	23,707

Coast Capital, equipment lease repayable in monthly instalments of Cdn$1,186 including interest at 8.23% per annum, due in July 2017, secured by production equipment.	23,747	28,456

Coast Capital, equipment lease repayable in monthly instalments of Cdn$1,067 including interest at 8.23% per annum, due in July 2017, secured by production equipment.	30,274	34,988

National Leasing Group Inc., equipment lease repayable in monthly installments of Cdn$823, due in June 2019, secured by transportation equipment.	21,794	25,060

Travelers Financial Corporation, equipment lease repayable in monthly installments of Cdn$2,093, due in June 2016, secured by transportation equipment.	23,375	30,335

Travelers Financial Corporation, equipment lease repayable in monthly installments of Cdn$2,123, due in September 2016, secured by transportation equipment.	29,625	37,104

Travelers Financial Corporation, equipment lease repayable in monthly installments of Cdn$4,188, due in June 2018, secured by transportation equipment.	113,005	131,733

Mercado Capital Corporation, equipment lease repayable in monthly installments of Cdn $1,745, due in June 2019, secured by transportation equipment.	58,993	66,649

Blue Chip Leasing Corporation, equipment lease repayable in monthly installments of Cdn$819, due in June 2019, secured by transportation equipment.	21,367	24,630

National Leasing Group Inc., equipment lease repayable in monthly installments of Cdn$783, due in June 2019, secured by transportation equipment.	19,875	22,871

Westana Equipment Leasing Inc., equipment lease repayable in monthly installments of Cdn$2,190, due in June 2019, secured by transportation equipment.	50,519	57,467

Westana Equipment Leasing Inc., equipment lease repayable in monthly installments of Cdn$2,190, due in June 2019, secured by transportation equipment.	50,519	57,467

Travelers Financial Corporation, equipment lease repayable in monthly installments of Cdn$3,674, due in February 2020, secured by transportation equipment.	134,417	–

Travelers Financial Corporation, equipment lease repayable in monthly installments of Cdn$4,070, due in March 2020, secured by transportation equipment.	154,412	–

Travelers Financial Corporation, equipment lease repayable in monthly installments of Cdn$6,109 for the first six payments and thereafter to decrease to Cdn$4,345, due in March 2019, secured by transportation equipment.	144,312	–

Travelers Financial Corporation, equipment lease repayable in monthly installments of Cdn$1,943, due in August 2016, secured by transportation equipment.	22,518	–

	898,752	540,467

Less: current portion	(232,931)	(163,373)

Long-term portion	665,821	377,094

Sunvault Energy, Inc.

Notes to the Condensed Consolidated Financial Statements

March 31, 2015

(Expressed in U.S. dollars)

(unaudited)

12. Capital Lease Obligations (continued)

Future minimum lease payments related to capital lease obligations are as follows:

$

2015	239,963
2016	295,159
2017	251,579
2018	215,191
2019	87,401
2020	12,409

1,101,702

Less: imputed interest	(202,950)

898,752

Less: current portion	(232,931)

Long-term portion	665,821

13. Convertible Debt

(a)

Effective April 22, 2014, the Company entered into private placement subscription agreements with several investors pursuant to which the Company issued convertible debentures in the aggregate amount of $180,200 and $41,401 (Cdn$52,500). The convertible debentures are unsecured, bear interest at 8% per annum and paid quarterly , due on April 22, 2016, and may be converted into shares of the Company’s common stock at any time at the conversion price of $0.30 per share. The Company incurred financing costs of $23,450 in connection with the financing, which was deferred and will be amortized over the term of the debt. During the three months ended March 31, 2015, the Company amortized $2,887 (2014 - $nil) of the deferred financing costs.

In accordance with ASC 470-20, “Debt with Conversion and Other Options”, the Company determined that the convertible promissory note contained no embedded beneficial conversion feature as the convertible promissory note was issued with a conversion price higher than the fair market value of the Company’s shares of common stock at the time of issuance.

(b)

Effective December 15, 2014, the Company entered into private placement subscription agreements with several investors pursuant to which the Company issued convertible debentures in the aggregate amount of $725,990 and $45,513 (Cdn$52,800). Of these amounts, $302,740 was received as at December 31, 2014. During the three months ended March 31, 2015, the Company received additional proceeds in the amount of $423,250 and $45,513 (Cdn$52,800) . The convertible debentures are unsecured, bear interest at 10% per annum which is paid quarterly , due on December 15, 2016, and may be converted into shares of the Company’s common stock, after six months from issuance, at a conversion price of $0.20 per share. If converted into shares of common stock, the holder is entitled to one share purchase warrant with an exercise price of $0.50 for a period of two years. The Company incurred financing costs of $63,042 in connection with the financing, which was deferred and will be amortized over the term of the debt. During the three months ended March 31, 2015, the Company amortized $4,257 (2014 - $nil) of the deferred financing costs.

In accordance with ASC 470-20, “Debt with Conversion and Other Options”, the Company recognized the intrinsic value of the embedded beneficial conversion feature of $424,267 as additional paid-in capital and an equivalent discount which will be charged to operations over the term of the convertible debentures from the effective date to the first convertible date. Of this amount, $166,507 was recorded to additional paid-in capital as at December 31, 2014. During the three months ended March 31, 2015, the Company recorded an additional $257,760 for the intrinsic value of the embedded beneficial conversion feature on the proceeds received during the quarter. During the three months ended March 31, 2015 , the Company had a ccret ed $ 191,128 ( period ended December 31, 2014 - $ 9,815 ) of the debt discount which was recorded as interest expense. As at March 31, 2015 , the carrying values of the convertible debentures were $ 516,521 (December 31, 2014 - $146,048) and $ 33,499 (Cdn$37,565) (December 31, 2014 - $nil) .

13. Convertible Debt (continued)

(c)

Effective March 1, 2015, the Company entered into private placement subscription agreements with several investors pursuant to which the Company issued convertible debentures in the aggregate amount of $55,000 and $17,240 (Cdn$20,000). The convertible debentures are unsecured, bear interest at 8.5% per annum which is paid quarterly, due on March 1, 2017, and may be converted into shares of the Company’s common stock, after six months from issuance or if the stock trades above $0.75 for a 14 calendar day period, at a conversion price of $0.25 per share. If converted into shares of common stock, the holder is entitled to one share purchase warrant with an exercise price of $1.00 for a period of two years.

In accordance with ASC 470-20, “Debt with Conversion and Other Options”, the Company recognized the intrinsic value of the embedded beneficial conversion feature of $ 3 9 , 7 56 as additional paid-in capital and an equivalent discount which will be charged to operations over the term of the convertible deb entures from the effective date to the first convertible date . During the three months ended March 31 , 2015, the Company a c cret e d $ 8,329 (2014 - $nil) of the debt discount which was recorded as interest expense. As at March 31 , 2015, the carrying value s of the convertible debentures w ere $ 30,665 (December 31, 2014 - $nil) and $ 10,262 (Cdn$ 11,151 ) (December 31, 2014 - $nil).

Sunvault Energy, Inc.

Notes to the Condensed Consolidated Financial Statements

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

(k)	As at March 31, 2015, the Company was owed $17,267 (Cdn$21,896) from (December 31, 2014 – owed $69 (Cdn$80) to) a shareholder of Coole, which is unsecured, non-interest bearing, and due on demand.

(l)	As at March 31, 2015, the Company owed $110,505 (Cdn$140,131) (December 31, 2014 – $154,209 (Cdn$178,898)) to the President of WTI, which is unsecured, non-interest bearing, and due on demand.

(m)	For the three months ended March 31, 2015, the Company incurred management fees of $13,085 (2014 - $33,989) to the President and companies controlled by the President of 1454004.

(n)	For the three months ended March 31, 2015, the Company incurred labour costs of $56,718 (2014 - $nil) to a company controlled by the brother of the President of WTI.

(o)	For the three months ended March 31, 2015, the Company incurred consulting fees of $9,000 (2014 - $nil) and management fees of $nil (2014 - $7,500) to the Chief Technology Officer of the Company.

Sunvault Energy, Inc.

Notes to the Condensed Consolidated Financial Statements

March 31, 2015

(Expressed in U.S. dollars)

(unaudited)

14. Related Party Transactions (continued)

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

15. Common Stock

(a)

As at March 31, 2015, the Company had $134,916 (Cdn$156,516) (December 31, 2014 – $134,916 (Cdn$156,516)) in common stock issuable to a company controlled by the President of WTI for the acquisition of certain assets and assumption of certain liabilities of 1301540 Alberta Ltd. on April 15, 2014.

(b)

As at March 31, 2015, the Company had $486,667 (December 31, 2014 – $nil) in common stock issuable to a company controlled by a director of the Company for management fees incurred. Refer to Note 18(h).

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

Sunvault Energy, Inc.

Notes to the Condensed Consolidated Financial Statements

March 31, 2015

(Expressed in U.S. dollars)

(unaudited)

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
527,333

Sunvault Energy, Inc.

Notes to the Condensed Consolidated Financial Statements

March 31, 2015

(Expressed in U.S. dollars)

(unaudited)

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

Sunvault Energy, Inc.

Notes to the Condensed Consolidated Financial Statements

March 31, 2015

(Expressed in U.S. dollars)

(unaudited)

18. Commitments and Contingencies (continued)

(f)

(a)   On April 24, 2014, the Company entered into a Services and Commission Agreement with Aboriginal Financial Services Corporation (“AFSC”), a company controlled by a director of the Company, pursuant to which AFSC will provide the Company with knowledge regarding various Aboriginal peoples, groups, organizations and First Nations, Metis and Inuit communities (“Aboriginal Stakeholders”) and their business practices to assist the Company in identifying utility resource development and associated services to assist the Company with contractual arrangements for the development of resource opportunities on Aboriginal lands.

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

Sunvault Energy, Inc.

Notes to the Condensed Consolidated Financial Statements

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

Sunvault Energy, Inc.

Notes to the Condensed Consolidated Financial Statements

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

The “Corporate and other” category includes income, expenses and charges such as:

•	results of operations of various initiatives which support all of the Company’s reportable segments;

•	corporate management costs, such as human resources, finance and legal, not allocated to the Company’s reportable segments; and

•	stock-based compensation.

The following table summarizes the financial performance of the Company’s reportable segments:

	2015 $	2014 $

Recycling services	666,428	1,055,009
Services rig and software revenue	47,105	47,131
Transportation services	591,275	–
Elimination of inter-segment net revenue	(18,739)	–

Total consolidated net revenue	1,286,069	1,102,140

The following table provides a reconciliation to the Company’s consolidated operating results:

	2015 $	2014 $

Recycling services	(415,719)	(81,274)
Services rig and software revenue	7,215	26,047
Transportation services	34,275	–
Corporate and other	(821,519)	(68,568)

Total consolidated operating loss	(1,195,748)	(123,795)

Segmentation by geographical location is not presented as all revenues are earned in Canada and all long-lived assets are located in Canada. Total assets by segment are not presented as that information is not used to allocate resources or assess performance at the segment level and is not reviewed by the Chief Operating Decision Maker of the Company.

Sunvault Energy, Inc.

Notes to the Condensed Consolidated Financial Statements

March 31, 2015

(Expressed in U.S. dollars)

(unaudited)

2 0 . Restatement

The Company has restated its consolidated financial statements as at March 31, 2015 and for the three months then ended to reflect impact of the December 31, 2014 restatement of the consolidated financial statements , recording of the discount and accretion relating to the beneficial conversion feature for its December 31, 2014 and March 31 , 2015 convertible debentures . This restatement resulted in an increase to net loss of $ 196,448 with no change in net loss per share.

The impact of the restatement as at March 31, 2015 , and for the three months then ended are summarized below:

Consolidated Balance Sheet

	As At March 31, 2015
	As Reported $	Adjustments $	As Restated $

Assets
Asset held for sale	418,345	63,699	482,044
Total assets	5,542,988	63,699	5,606,687
Current liabilities
Accounts payable and accrued liabilities	1,424,956	(9,009)	1,415,947
Deferred revenue	1,159,211	87,123	1,246,334
Total current liabilities	3,523,217	78,114	3,601,331
Long-term liabilities
Convertible debt	1,065,344	(252,796)	812,548
Total liabilities	5,596,117	(174,682)	5,421,435
Stockholders’ equity (deficit)
Additional paid-in capital	3,133,549	(36,874)	3,096,675
Accumulated other comprehensive income	(59,235)	72,548	13,313
Deficit	(3,758,807)	(225,037)	(3,983,844)
Total Sunvault Energy, Inc. stockholders’ equity	16,517	(189,363)	(172,846)
Non-controlling interest	(69,646)	427,744	358,098
Total stockholders’ equity (deficit)	(53,129)	238,381	185,252
Total liabilities and stockholders' equity (deficit)	5,542,988	63,699	5,606,687

Sunvault Energy, Inc.

Notes to the Condensed Consolidated Financial Statements

March 31, 2015

(Expressed in U.S. dollars)

(unaudited)

20. Restatement (continued)

Consolidated Statement of Operations

	Three Months Ended March 31, 2015
	As Reported $	Adjustment $	As Restated $

Revenues
Services rig and software revenue	42,141	4,964	47,105
Total revenues	1,281,105	4,964	1,286,069
Gross profit	4,015	4,964	8,979
Operating expenses
General and administrative	211,212	1,955	213,167
Total operating expenses	1,202,772	1,955	1,204,727
Net loss before other expense	(1,198,757)	3,009	(1,195,748)
Other expense
Interest expense	(61,886)	(199,457)	(261,343)
Total other expense	(61,886)	(199,457)	(261,343)
Net loss	(1,260,643)	(196,448)	(1,457,091)
Less: net loss (income) attributable to non-controlling interest	(551)	136,239	135,688
Net loss attributable to Sunvault Energy, Inc.	(1,261,194)	(60,209)	(1,321,403)
Comprehensive loss
Foreign currency translation loss	(79,628)	71,318	(8,310)
Comprehensive loss attributable to Sunvault Energy, Inc.	(1,340,822)	11,109	(1,329,713)

Consolidated Statement of Cash Flows

	Three Months Ended March 31, 2015
	As Reported $	Adjustment $	As Restated $

Operating activities

Net loss	(1,260,643)	(196,448)	(1,457,091)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of discounts on convertible debt	–	297,516	297,516
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	20,564	840	21,404
Deferred revenue	(18,030)	(13,423)	(31,453)
Net cash used in operating activities	(401,943)	88,485	(313,458)
Effect of foreign exchange rate changes on cash	151,820	(88,485)	63,335

Sunvault Energy, Inc.

Notes to the Condensed Consolidated Financial Statements

March 31, 2015

(Expressed in U.S. dollars)

(unaudited)

21. Subsequent Events

(a)

Subsequent to March 31, 2015, the Company entered into private placement subscription agreements with several investors pursuant to which the Company issued convertible debentures in the aggregate amounts of $341,800 and $49,547 (Cdn$62,830). The convertible debentures are unsecured, due two years from the date of issuance, bear interest at the rate of 8.5% per annum, calculated annually and paid quarterly, and may be converted into units after six months from the date of issuance or if the shares trade above $0.75 for a 14 day period at a conversion price of $0.25 per unit. Each unit is to consist of one share of common stock and one share purchase warrant exercisable at a price of $1.00 for a period of two years from the date of conversion.

(b)

On April 16, 2015, CETR entered into a lease agreement for field and production equipment. The lease is repayable in monthly installments of Cdn$1,464, due in March 2020, and secured by field and production equipment.

(c)

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

(d)

On June 25, 2015, WTI entered into a lease agreement for transportation equipment. The lease is repayable in monthly installments of Cdn$2,875, due in January 2018, and secured by transportation equipment.

Item 2. Financial Information – Management’s Discussion and Analysis

The following discussion should be read in conjunction with the unaudited consolidated financial statements and the related notes for Sunvault Energy, Inc. (“Sunvault”) for the quarter ended March 31, 2015 that appear elsewhere in this Form 10-Q. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this Form 10-Q, particularly in the section entitled "Risk Factors" beginning on page 15.

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

This new energy storage device has a number of potential purposes, from the use by large utility operators for grid stabilization applications, right down to powering devices such as battery packs for Electric Cars and powering smart phones, which can then be fully charged to capacity within seconds to minutes. On May 27, 2015, Sunvault terminated the agreement by letter to SuperVault and Nanotech. The agreement between the parties was to see a development plan and budget submitted within 60 days of the original executed agreement This never materialized between the parties, Sunvault technical personnel discovered our own process and announced on May 6, 2015 that it had created its own 10,000 Farad super capacitor using its own process.

On March 17, 2015, Gary Monaghan resigned as president of our company. The resignation of Mr. Monaghan was not the result of any disagreement with our company regarding our operations, policies, practices or otherwise.

Concurrently, on March 17, 2015, Trent Blind, a director of our company, was appointed as president of our company.

Effective May 1, 2015, Aboriginal Power Corp entered into a retail marketing agreement with Utilitynet for the provision of power to Aboriginal Groups in Alberta. With the downward trend in the oil patch, the company determined to go to a direction which would supply the quickest and most effective entry point into the power sales market to contribute to company cash flow in the most narrowest of time frames. Aboriginal Power has been working as an incubation company on behalf of Sunvault Energy Inc. The company is private and independently owned outside of Sunvault, but there is a general understanding that the company is to become part of Sunvault for an agreed value once the business has been solidified from a revenue standpoint.

On the retail power sales side - there has been a company and domain launched – www.edisonpowercorp.com . Sunvault has been working in conjunction with Edison Power Company for the retail of power to Alberta residents outside of First Nations Lands.

On May 7th, Sunvault Energy accepted shares for debt owed by UC Resources to Sunvault. The amount was $80,000 CDN. Sunvault has been registered as a new “ control person” of \UC Resources.

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

Results of Operations for the Quarters Ended March 31, 2015 and 2014

Our operating results for the quarters ended March 31, 2015 and 2014 are summarized as follows:

For the quarter ended March 31, 2015, Sunvault incurred a net loss of $1 ,457,091 compared to a loss of $123,795 in the quarter ended March 31, 2014. The worsened results for the quarter ended March 31, 2015 is mainly attributable to an increase in direct costs and operating expenses.

	Three months ended March 31, 2015	Three months ended March 31, 2014
	$	$
Total revenue	1,286 ,069	1,102,140
Direct costs	(1,277,090)	(820,446)
Operating expense	(1,204,727)	(405,489)
Interest expense	(261,343)	–
Net loss	(1, 457,091)	(123,795)
Net loss attributable to non-controlling interest	135,688	54,045
Net loss attributable to the Company	(1, 321,403)	(69,750)

Liquidity and Financial Condition

Working Capital

	March 31, 2015	December 31, 2014
	$	$
Current Assets	1,905,026	2,275,504
Current Liabilities	3,601,331	3,573,285
Working Capital (Deficit)	(1,696,305)	(1,297,781)

As of March 31, 2015, Sunvault had current assets of $1,905,026 (consisting of cash, accounts receivable, inventory, prepaid expenses and deposits, and amounts due from related party) and current liabilities of $3,601 ,3 31 resulting in a working capital deficit of $1, 696,305 compared to a working capital deficit of $1,297,781 as of December 31, 2014.

The increase in working capital deficit for the period ended March 31, 2015 was mainly due a decrease in cash of $270,474 accounts receivable of 146,263, inventory of $144,601, and an increase in the current portion of capital lease obligations of $69,558, offset by an increase in amounts owing from related parties of $187,161.

Cash Flows

	Three months ended March 31, 2015	Three months ended March 31, 2014
	$	$
Net Cash Provided by (Used in) Operating Activities	(313,458)	114,859
Net Cash Used in Investing Activities	(369,261)	(66,439)
Net Cash Provided by (Used in) Financing Activities	348,910	(60,590)
Effect of Exchange Rate Changes on Cash	63,335	(20,575)
Decrease in Cash	(270,474)	(32,745)

Operating Activities

Net cash used in operating activities for the three months ended March 31, 2015 was $313,458, which includes net loss of $1,457 ,091 (before non-controlling interest attribution), compared to $114,859 of net cash provided by operating activities for the three months ended March 31, 2014.

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

On or about February 15, 2014, our company became aware of an executed agreement signed by Mr. Derek Bannister, who was at that time a director of our company, between Millennium Trends International Inc. “Millenninum” and West Point International Inc. (“West Point”) and John Crawford, who was at that time a director and chief executive officer of our company, and received confirmation from the major shareholder groups Millennium and West Point that they planned to move ahead to cancel share certificates equaling 35,000,000 shares of common stock. Our company has exercised the agreement to cancel these shares. Our company was then made aware by an email copy from a Bahamian Court that a disagreement within the shareholder group has arisen due to this decision, Our company is awaiting the results of that dispute and may have to retract or modify the statement made in a press release depending on the updates we receive from the shareholder groups authorized management. It is our company’s position that the shares are cancelled.

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

On March 18, 2015, after discussion with Company advisors shareholders, stakeholders and the disclosure of certain facts and recent events, the company has decided to rescind the agreement with Albert Klyne which would return to Albert Klyne a minority interest in CleanGen. This is in response to a number of undisclosed issues that the company has become aware of. The Company has engaged legal council to enact the rescind clause in the agreement with 1454004 Alberta Ltd. The Company has started an action against Mr. Albert Klyne to rescind the agreement between the companies which would cancel the 19,500,000 shares issued. The Company is seeking damages for the conduct of Klyne and others as it relates to the ousting of Sunvault Energy off of the landfill site .

On or about June 25, 2015, the Company received a notice of civil claim from Shaw Production Way Holdings Inc. for one million common shares to be issued from a large shareholder in addition to a preferred share agreement where Sunvault Energy was to receive the secured debt held by Shawood Lumber over Stealth Ventures. The Claim is requesting the common shares be issued, pursuant to the agreement and damages for not releasing these common shares per the agreement

In the opinion of the Company the secured debt was never transferred and therefore the agreement is not valid. The end result is that the company was not able to put forward its business plan as it relates to Stealth. The company went to court to try to get control over the operations of Stealth Ventures and Shawood did not support the action. The secured note was not given to Sunvault as required. Due to the actions of Shawood in this manner the company has lost the opportunity to turn the Stealth Venture company around and lost an opportunity to utilize 95 million dollars in tax losses. The company will be seeking damages from Shawood for this loss and for the lost opportunity business plan of taking natural gas wells that were not profitable and turning them into power generating assets.

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

Our auditors issued a going concern opinion in their report on our financial statements for the fiscal year ended December 31, 2014. This means that there is substantial doubt that we can continue as an ongoing business for the next 12 months. The financial statements do not include any adjustments that might result from the uncertainty about our ability to continue in business. As such we may have to cease operations and you could lose your entire investment.

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

___________

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

____________

*XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

