Form 10-Q
period 2015-09-30
SunVault Energy, Inc.
filed 2015-11-23
CIK 1547716

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

As of November 20, 2015, there were 106,878,613 shares of company common stock issued and outstanding.

SUNVAULT ENERGY, INC.

Quarterly Report on Form 10-Q

For The Quarterly Period Ended

September 30 2015

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

3

Item 1. Financial Statements

SUNVAULT ENERGY, INC.

Condensed Consolidated Financial Statements

September 30, 2015

(Expressed in U.S. dollars)

(unaudited)

Index

Condensed Consolidated Balance Sheets	F–1

Condensed Consolidated Statements of Operations	F–2

Condensed Consolidated Statements of Cash Flows	F–3

Notes to the Condensed Consolidated Financial Statements	F–4

4

SUNVAULT ENERGY, INC.

Condensed Consolidated Balance Sheets

(Expressed in U.S. dollars)

	September 30, 2015	December 31, 2014
	$	$
	(unaudited)
ASSETS
Current assets
Cash	120,418	547,936
Accounts receivable, net of allowance for doubtful accounts of $98,463 (2014 – $90,864) (Note 3)	563,049	910,074
Inventory (Note 4)	419,742	528,727
Due from related parties (Note 15)	684,595	219,707
Prepaid expenses and deposits	147,518	69,060
Total current assets	1,935,322	2,275,504

Restricted cash	7,443	12,930
Deferred financing costs	90,854	34,024
Property and equipment (Note 5)	2,417,942	2,372,021
Assets held for sale (Note 6)	482,044	482,044
Investment (Note 7)	170,576	–
Goodwill (Note 8)	362,727	418,851
Total assets	5,466,908	5,595,374

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Line of credit	146,560	151,141
Accounts payable and accrued liabilities (Note 9)	1,883,439	1,518,846
Grant payable (Note 14)	723,467	835,408
Current portion of capital lease obligations (Note 12)	249,951	163,373
Current portion of long-term debt (Note 10)	124,774	144,080
Current portion of convertible debt (Note 13)	219,391	–
Loans payable (Note 11)	303,731	115,281
Due to related parties (Note 15)	400,778	327,080
Deferred revenue	1,254,913	1,277,787
Total current liabilities	5,307,004	4,532,996

Site retirement obligation	56,920	65,727
Capital lease obligations (Note 12)	589,255	377,094
Long-term debt (Note 10)	204,189	343,843
Convertible debt, less unamortized discount of $48,202 (2014 - $156,692) (Note 13)	1,353,933	371,503
Total liabilities	7,511,301	5,691,163

Going concern (Note 1)
Commitments and contingencies (Note 19)
Subsequent events (Note 22)

Stockholders' deficit
Common stock, 500,000,000 shares authorized, $0.001 par value 106,878,613 shares issued and outstanding	106,879	106,879
Common stock issuable (Note 16)	658,062	171,395
Additional paid-in capital	4,707,190	4,085,266
Deferred compensation (Note 16)	(12,411)	(30,000)
Accumulated other comprehensive income	241,188	168,679
Deficit	(7,928,731)	(5,091,794)
Total Sunvault Energy, Inc. stockholders' deficit	(2,227,823)	(589,575)

Non-controlling interest	183,430	493,786
Total stockholders' deficit	(2,044,393)	(95,789)

Total liabilities and stockholders' deficit	5,466,908	5,595,374

(The accompanying notes are an integral part of these condensed consolidated financial statements)

SUNVAULT ENERGY, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Expressed in U.S. dollars)

(unaudited)

	Three Months Ended September 30, 2015	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2015	Nine Months Ended September 30, 2014
	$	$	$	$
Revenues
Non-program service revenue	141,196	256,953	482,724	720,249
Recycling fee revenue	(3,313)	467,257	165,016	971,703
Scrap metal revenue	6,782	32,073	23,315	55,282
Services rig and software revenue	25,011	46,969	98,617	130,816
Tire collections revenue	106,288	333,558	287,667	856,556
Tire shred revenue	226,845	629,977	886,646	1,233,138
Transportation revenue	532,918	524,592	1,735,491	1,233,949
Total revenues	1,035,727	2,291,379	3,679,476	5,201,693

Direct costs
Amortization	84,292	66,397	238,653	176,690
Equipment rental and maintenance	177,050	174,991	548,515	504,670
Freight and transportation	157,014	271,032	533,751	796,569
Labour and subcontractors (Note 15)	474,040	891,124	1,784,746	1,763,798
Materials	(4,326)	215,295	120,626	127,250
Site operating costs	64,242	49,097	168,937	160,040
Tire processing costs	44,748	88,842	195,667	274,463
Total direct costs	997,060	1,756,778	3,590,895	3,803,480
Gross profit	38,667	534,601	88,581	1,398,213

Operating expenses
Amortization	15,011	13,222	46,293	28,231
Bad debts	70,274	58,537	82,688	80,195
Consulting fees (Note 15)	90,449	154,700	265,538	645,521
Equipment rental and maintenance	(572)	86,682	28,478	134,403
General and administrative	(6,770)	145,786	288,269	243,811
Management fees (Note 15)	88,407	190,313	769,892	518,211
Professional fees	87,807	119,155	241,712	341,587
Rent	9,331	36,961	53,162	128,330
Salaries and subcontracting fees (Note 15)	117,695	116,120	340,959	282,439
Travel and promotion	60,020	27,707	167,469	100,850
Total operating expenses	531,652	949,183	2,284,460	2,503,578

Net loss before other income (expense)	(492,985)	(414,582)	(2,195,879)	(1,105,365)

Other income (expense)
Gain (loss) on sale of property and equipment	(148)	–	7,360	–
Gain on settlement of debt	–	–	–	13,900
Interest expense	(166,354)	(37,832)	(958,774)	(87,072)
Total other income (expense)	(166,502)	(37,832)	(951,414)	(73,172)

Net loss	(659,487)	(452,414)	(3,147,293)	(1,178,537)
Less: net loss (income) attributable to non-controlling interest	88,077	(48,027)	310,356	74,860
Net loss attributable to Sunvault Energy, Inc.	(571,410)	(500,441)	(2,836,937)	(1,103,677)

Comprehensive income
Foreign currency translation gain	12,781	27,982	72,509	33,500

Comprehensive loss attributable to Sunvault Energy, Inc.	(558,629)	(472,459)	(2,764,428)	(1,070,177)

Loss per share attributable to Sunvault Energy, Inc. shareholders, basic and diluted	(0.01)	(0.01)	(0.03)	(0.01)

Weighted average shares outstanding used in the calculation of net loss attributable to Sunvault Energy, Inc. per common share	106,878,613	99,746,983	106,878,613	79,572,814

(The accompanying notes are an integral part of these condensed consolidated financial statements)

SUNVAULT ENERGY, INC.

Condensed Consolidated Statements of Cash Flows

(Expressed in U.S. dollars)

(unaudited)

	Nine Months Ended September 30, 2015	Nine Months Ended September 30, 2014
	$	$
Operating activities
Net loss	(3,147,293)	(1,178,537)
Adjustments to reconcile net loss to net cash provided by operating activities:
Accretion of discounts on convertible debt	621,924	–
Amortization of property and equipment	284,946	204,921
Amortization of deferred financing costs	31,675	5,197
Gain on sale of property and equipment	(7,360)	–
Gain on settlement of debt	–	(13,900)
Stock-based compensation	504,256	422,964

Changes in operating assets and liabilities:
Accounts receivable	347,025	(204,689)
Inventory	108,985	40,047
Due from related parties	(60,167)	(100,609)
Prepaid expenses and deposits	(78,458)	(39,589)
Accounts payable and accrued liabilities	364,593	458,263
Deferred revenue	(22,874)	255,494
Due to related parties	71,151	74,291
Net cash used in operating activities	(981,597)	(76,147)

Investing activities
Advances to related parties	(443,721)	–
Cash acquired on recapitalization	–	562
License costs	–	(21,690)
Proceeds from related parties	39,000	–
Proceeds from sale of property and equipment	9,012	–
Purchase of investment	(170,576)	–
Purchase of property and equipment	(39,627)	(370,951)
Purchase of term deposit	(3,729)	–
Redemption of term deposit	8,213	–
Net cash used in investing activities	(601,428)	(392,079)

Financing activities
Line of credit	(4,581)	131,518
Deferred financing costs	(73,388)	(23,450)
Proceeds from convertible debt	1,103,280	235,802
Proceeds from loans payable	188,450	–
Proceeds from related parties	2,547	26,769
Repayment of loans payable	–	(24,676)
Repayment of long-term debt	(99,461)	(114,571)
Repayment of capital lease obligations	(244,505)	(78,114)
Net cash provided by financing activities	872,342	153,278

Effect of foreign exchange rate changes on cash	283,165	(8,709)

Decrease in cash	(427,518)	(323,657)

Cash, beginning of period	547,936	547,288

Cash, end of period	120,418	223,631

Supplemental Cash Flow Information (Note 21)

(The accompanying notes are an integral part of these condensed consolidated financial statements)

SUNVAULT ENERGY, INC. Notes to the Condensed Consolidated Financial Statements September 30, 2015 (Expressed in U.S. dollars) (unaudited)

1. Basis of Presentation

The accompanying interim consolidated financial statements of Sunvault Energy, Inc. (the "Company") should be read in conjunction with the consolidated financial statements and accompanying notes filed with the U.S. Securities and Exchange Commission in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2014. In the opinion of management, the accompanying consolidated financial statements reflect all adjustments of a recurring nature considered necessary to present fairly the Company's financial position and the results of its operations and its cash flows for the periods shown.

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

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at September 30, 2015, the Company has a working capital deficiency of $3,371,682 and has accumulated losses of $7,928,731 since inception. These factors raise substantial doubt regarding the Company's ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

ASC 220, "Comprehensive Income" establishes standards for the reporting and display of comprehensive income and its components in the financial statements. For the nine months ended September 30, 2015 and 2014, comprehensive income (loss) consists of foreign currency translation gains and losses.

SUNVAULT ENERGY, INC. Notes to the Condensed Consolidated Financial Statements September 30, 2015 (Expressed in U.S. dollars) (unaudited)

2. Significant Accounting Policies (continued)

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

(d)	Reclassifications

Certain of the prior year figures have been reclassified to conform to the current year's presentation.

3. Accounts Receivable

	September 30, 2015	December 31, 2014
	$	$

Trade accounts receivable	536,804	898,141
GST receivable	20,173	9,411
Other receivable	6,072	2,522

	563,049	910,074

SUNVAULT ENERGY, INC. Notes to the Condensed Consolidated Financial Statements September 30, 2015 (Expressed in U.S. dollars) (unaudited)

4. Inventory

	September 30, 2015	December 31, 2014
	$	$

Agriculture water tanks	114	–
Tire mulch	14,847	15,727
Tire shred	404,781	513,000

	419,742	528,727

5. Property and Equipment

	Cost	Accumulated amortization	Net book value as at September 30, 2015	Net book value as at December 31, 2014
	$	$	$	$

Building	82,069	2,357	79,712	94,768
Computer equipment	31,950	17,858	14,092	21,168
Field and production equipment	1,629,049	512,164	1,116,885	1,427,784
Furniture	52,812	15,489	37,323	12,781
Land	64,069	–	64,069	73,982
Transportation equipment	1,178,152	117,630	1,060,522	685,737
Truck	64,000	18,661	45,339	55,801

	3,102,101	684,159	2,417,942	2,372,021

As at September 30, 2015, included in field and production equipment are assets under capital lease with an original cost of $158,497 (December 31, 2014 - $224,515) and accumulated amortization of $16,137 (December 31, 2014 - $35,898). Included in transportation equipment are assets under capital lease with an original cost of $1,093,053 (December 31, 2014 - $586,669) and accumulated amortization of $95,896 (December 31, 2014 - $51,727). During the nine months ended September 30, 2015, amortization expense includes $59,279 (2014 - $46,827) related to assets under capital leases.

SUNVAULT ENERGY, INC. Notes to the Condensed Consolidated Financial Statements September 30, 2015 (Expressed in U.S. dollars) (unaudited)

6. Assets Held For Sale

Assets held for sale consists of solar panels, which the Company acquired by issuing 333,333 units.

7. Investment

On January 5, 2015, the Company paid $170,576 pursuant to an assignment agreement dated December 27, 2014, whereby the Company acquired a 13% interest in a joint venture.

8. Goodwill

	Cost	Foreign currency translation adjustment	Impairment	Net carrying value as at September 30, 2015	Net carrying value as at December 31, 2014
	$	$	$	$	$

Coole Immersive Inc.	137,095	(33,977)	–	103,118	119,073
Werkman Transport Inc.	2,470,915	40,475	(2,251,781)	259,609	299,778

	2,608,010	6,498	(2,251,781)	362,727	418,851

9. Accounts Payable and Accrued Liabilities

	September 30, 2015	December 31, 2014
	$	$

Trade accounts payable	1,493,538	1,202,012
Accrued liabilities	108,298	63,095
Accrued interest (Note 14)	125,308	124,303
GST payable	16,089	61,165
Income taxes payable	4,521	16,896
Payroll payable	76,823	44,910
Other payable	58,862	6,465

	1,883,439	1,518,846

SUNVAULT ENERGY, INC. Notes to the Condensed Consolidated Financial Statements September 30, 2015 (Expressed in U.S. dollars) (unaudited)

10. Long-term Debt

	September 30, 2015	December 31, 2014
	$	$

Business Development Bank of Canada, repayable in monthly instalments of Cdn$6,000 plus interest at 7% per annum, maturing May 17, 2018, secured by a general interest in all present and after acquired property.	143,327	212,051

Business Development Bank of Canada, repayable in monthly instalments of Cdn$6,667 plus interest at 8% per annum, maturing May 17, 2018, secured by a general interest in all present and after acquired property.	159,259	235,624

John Deere Finance, repayable in monthly installments of Cdn$1,262 including interest at 0%, maturing on January 1, 2018, secured by specific equipment.	26,377	40,248

	328,963	487,923

Less: current portion	(124,774)	(144,080)

Long-term portion	204,189	343,843

Principal repayments on long-term debt in each of the next four years are as follows:

Year	Cdn$	$

2015	41,787	31,194
2016	167,147	124,774
2017	167,147	124,774
2018	64,597	48,221

	440,678	328,963

11. Loans Payable

(a)

As at September 30, 2015, the Company owed $115,281 (December 31, 2014 – $115,281) to a non-related party for expenses paid on behalf of the Company. The amount due is non-interest bearing, unsecured, and due on demand.

(b)

As at September 30, 2015, the Company owed $188,450 (December 31, 2014 – $nil) to various non-related parties for proceeds received pursuant to the future exercise of share purchase warrants. The share purchase warrants are exercisable at a price of $0.50 per share of common stock for a period of 90 days from when the Company's shares resume trading. To exercise the share purchase warrants, each holder must first exercise a minimum of 25% of the respective share purchase warrants issued on demand.

SUNVAULT ENERGY, INC. Notes to the Condensed Consolidated Financial Statements September 30, 2015 (Expressed in U.S. dollars) (unaudited)

12. Capital Lease Obligations

	September 30, 2015	December 31, 2014
	$	$

Treadco Inc., equipment lease repayable in monthly installments of Cdn$5,000 including interest at 12% per annum, due in February 2015, secured by specific field equipment.	–	23,707

Coast Capital, equipment lease repayable in monthly instalments of Cdn$1,186 including interest at 8.23% per annum, due in July 2017, secured by production equipment.	18,018	28,456

Coast Capital, equipment lease repayable in monthly instalments of Cdn$1,067 including interest at 8.23% per annum, due in July 2017, secured by production equipment.	25,249	34,988

National Leasing Group Inc., equipment lease repayable in monthly installments of Cdn$823, due in June 2019, secured by transportation equipment.	18,365	25,060

Travelers Financial Corporation, equipment lease repayable in monthly installments of Cdn$2,093, due in June 2016, secured by transportation equipment.	13,565	30,335

Travelers Financial Corporation, equipment lease repayable in monthly installments of Cdn$2,123, due in September 2016, secured by transportation equipment.	19,599	37,104

Travelers Financial Corporation, equipment lease repayable in monthly installments of Cdn$4,188, due in June 2018, secured by transportation equipment.	92,317	131,733

Mercado Capital Corporation, equipment lease repayable in monthly installments of Cdn $1,745, due in June 2019, secured by transportation equipment.	49,326	66,649

Blue Chip Leasing Corporation, equipment lease repayable in monthly installments of Cdn$819, due in June 2019, secured by transportation equipment.	17,716	24,630

National Leasing Group Inc., equipment lease repayable in monthly installments of Cdn$783, due in June 2019, secured by transportation equipment.	16,855	22,871

Westana Equipment Leasing Inc., equipment lease repayable in monthly installments of Cdn$2,190, due in June 2019, secured by transportation equipment.	43,556	57,467

Westana Equipment Leasing Inc., equipment lease repayable in monthly installments of Cdn$2,190, due in June 2019, secured by transportation equipment.	43,556	57,467

Travelers Financial Corporation, equipment lease repayable in monthly installments of Cdn$3,674, due in February 2020, secured by transportation equipment.	116,603	–

Travelers Financial Corporation, equipment lease repayable in monthly installments of Cdn$4,070, due in March 2020, secured by transportation equipment.	133,947	–

Travelers Financial Corporation, equipment lease repayable in monthly installments of Cdn$6,109 for the first six payments and thereafter to decrease to Cdn$4,345, due in March 2019, secured by transportation equipment.	115,787	–

Travelers Financial Corporation, equipment lease repayable in monthly installments of Cdn$1,943, due in August 2016, secured by transportation equipment.	14,467	–

Roynat -Takeuchi Mini Excavator, equipment lease repayable in monthly instalments of $1,173 including interest at 6.5% per annum, due in March 2020, secured by specific field equipment.	51,038	–

Travelers Financial Corporation, equipment lease repayable in monthly instalments of $2,327, due in January 2018, secured by transportation equipment.	49,242	–

	839,206	540,467

Less: current portion	(249,951)	(163,373)

Long-term portion	589,255	377,094

SUNVAULT ENERGY, INC. Notes to the Condensed Consolidated Financial Statements September 30, 2015 (Expressed in U.S. dollars) (unaudited)

12. Capital Lease Obligations (continued)

Future minimum lease payments related to capital lease obligations are as follows:

$

2015	79,961
2016	318,271
2017	277,017
2018	218,963
2019	95,848
2020	15,025

1,005,085
Less: imputed interest	(165,879)

839,206
Less: current portion	(249,951)

Long-term portion	589,255

13. Convertible Debt

(a)

Effective April 22, 2014, the Company entered into private placement subscription agreements with several investors pursuant to which the Company issued convertible debentures in the aggregate amount of $180,200 and $39,191 (Cdn$52,500). The convertible debentures are unsecured, bear interest at 8% per annum and paid quarterly, due on April 22, 2016, and may be converted into shares of the Company's common stock at any time at the conversion price of $0.30 per share. The Company incurred financing costs of $23,450 in connection with the financing, which was deferred and is being amortized over the term of the debt. During the nine months ended September 30, 2015, the Company amortized $8,757 (2014 - $5,197) of the deferred financing costs.

In accordance with ASC 470-20, "Debt with Conversion and Other Options", the Company determined that the convertible promissory note contained no embedded beneficial conversion feature as the convertible promissory note was issued with a conversion price higher than the fair market value of the Company's shares of common stock at the time of issuance.

(b)

Effective December 15, 2014, the Company entered into private placement subscription agreements with several investors pursuant to which the Company issued convertible debentures in the aggregate amount of $725,990 and $39,415 (Cdn$52,800). The convertible debentures are unsecured, bear interest at 10% per annum and paid quarterly, due on December 15, 2016, and may be converted into shares of the Company's common stock, after six months from issuance, at a conversion price of $0.20 per share. If converted into common shares, the holder is entitled to one full warrant with an exercise price of $0.50 for a period of two years. The Company must pay back the principal amount outstanding and accrued and unpaid interest any time before or at the maturity date, which is two years from the date of issuance. The Company incurred financing costs of $40,568 in connection with the financing, which was deferred and is being amortized over the term of the debt. During the nine months ended September 30, 2015, the Company amortized $14,827 (2014 - $nil) of the deferred financing costs.

SUNVAULT ENERGY, INC. Notes to the Condensed Consolidated Financial Statements September 30, 2015 (Expressed in U.S. dollars) (unaudited)

13. Convertible Debt (continued)

In accordance with ASC 470-20, "Debt with Conversion and Other Options", the Company recognized the intrinsic value of the embedded beneficial conversion feature of $424,267 as additional paid-in capital and an equivalent discount which will be charged to operations over the term of the convertible debentures from the effective date to the first convertible date. Of this amount, $166,507 was recorded to additional paid-in capital as at December 31, 2014. During the nine months ended September 30, 2015, the Company had accreted $414,452 (2014 - $nil) of the debt discount which was recorded as interest expense. As at September 30, 2015, the carrying values of the convertible debentures were $725,990 (December 31, 2014 - $146,048) and $39,415 (Cdn$52,800) (December 31, 2014 - $nil).

(c)

Effective March 1, 2015, the Company entered into private placement subscription agreements with several investors pursuant to which the Company issued convertible debentures in the aggregate amount of $446,800 and $14,930 (Cdn$20,000). The convertible debentures are unsecured, bear interest at 8.5% per annum and paid quarterly, and may be converted into shares of the Company's common stock, after six months from issuance or if the stock trades above $0.75 for a 14 calendar day period, at a conversion price of $0.25 per share. If converted into common shares, the holder is entitled to one full warrant with an exercise price of $1.00 for a period of two years. The Company must pay back the principal amount outstanding and accrued and unpaid interest any time before or at the maturity date, which is two years from the date of issuance. The Company incurred financing costs of $32,820 in connection with the financing, which was deferred and is being amortized over the term of the debt. During the nine months ended September 30, 2015, the Company amortized $8,091 (2014 - $nil) of the deferred financing costs.

In accordance with ASC 470-20, "Debt with Conversion and Other Options", the Company recognized the intrinsic value of the embedded beneficial conversion feature of $259,164 as additional paid-in capital and an equivalent discount which will be charged to operations over the term of the convertible debentures from the effective date to the first convertible date. During the nine months ended September 30, 2015, the Company had accreted $259,164 (2014 - $nil) of the debt discount which was recorded as interest expense. As at September 30, 2015, the carrying values of the convertible debentures were $446,800 (December 31, 2014 - $146,048) and $14,930 (Cdn$20,000) (December 31, 2014 - $nil).

(d)

Effective June 1, 2015, the Company entered into private placement subscription agreements with several investors pursuant to which the Company issued convertible debentures in the aggregate amount of $175,000. The convertible debentures are unsecured, bear interest at 8.5% per annum and paid quarterly, and may be converted into shares of the Company's common stock, after six months from issuance or if the stock trades above $1.00 for a 14 calendar day period, at a conversion price of $0.50 per share. If converted into common shares, the holder is entitled to one full warrant with an exercise price of $1.00 for a period of two years. The Company must pay back the principal amount outstanding and accrued and unpaid interest any time before or at the maturity date, which is two years from the date of issuance.

In accordance with ASC 470-20, "Debt with Conversion and Other Options", the Company recognized the intrinsic value of the embedded beneficial conversion feature of $105,000 as additional paid-in capital and an equivalent discount which will be charged to operations over the term of the convertible debentures from the effective date to the first convertible date. During the nine months ended September 30, 2015, the Company had accreted $56,798 (2014 - $nil) of the debt discount which was recorded as interest expense. As at September 30, 2015, the carrying values of the convertible debentures were $126,798 (December 31, 2014 - $nil).

SUNVAULT ENERGY, INC. Notes to the Condensed Consolidated Financial Statements September 30, 2015 (Expressed in U.S. dollars) (unaudited)

14. Grant Payable

On March 31, 2014, CleanGen Power Corp. received a demand for payment from the Province of Alberta pursuant to the biorefining commercialization and market development program grant agreement (the "Grant Agreement"). The amount consists of Cdn$969,157 of grant funds disallowed under the Grant Agreement and interest earned on the grant funds calculated at the CIBC prime rate per annum. As at September 30, 2015, $723,467 (Cdn$969,157) (December 31, 2014 - $835,408 (Cdn$969,157)) is owed. As at September 30, 2015, accrued interest of $125,308 (December 31, 2014 - $124,303) is included in accounts payable and accrued liabilities.

15. Related Party Transactions

(a)

As at September 30, 2015, the Company owed $48,108 (December 31, 2014 - $10,286) to a company controlled by the Chief Executive Officer of the Company for unpaid management fees. The amount due is unsecured, non-interest bearing, and due on demand.

(b)

As at September 30, 2015, the Company was owed $82,675 (December 31, 2014 - $56,511) from a company under common control for cash advances. The amount due is unsecured, non-interest bearing, and due on demand.

(c)

As at September 30, 2015, the Company owed $46,500 (December 31, 2014 - $19,500) to the Chief Technology Officer of the Company for unpaid consulting fees. The amount due is unsecured, non-interest bearing, and due on demand.

(d)

As at September 30, 2015, the Company owed $14,980 (December 31, 2014 - $14,980) to the Secretary of the Company for expenses paid on behalf of the Company. The amount due is unsecured, non-interest bearing, and due on demand.

(e)

As at September 30, 2015, the Company owed $163,062 (December 31, 2014 - $107,232) to a company controlled by a director of the Company for expenses paid on behalf of the Company and unpaid management fees. The amount due is unsecured, non-interest bearing, and due on demand.

(f)

As at September 30, 2015, the Company owed $57,047 (December 31, 2014 - $nil) to a company controlled by the President of the Company for unpaid management fees. The amount due is unsecured, non-interest bearing, and due on demand.

(g)

As at September 30, 2015, the Company was owed $466,967 (December 31, 2014 - $158,886) from a company controlled by a significant shareholder of the Company for cash advances. The amount due is unsecured, non-interest bearing, and due on demand.

(h)

As at September 30, 2015, the Company was owed $111,000 (December 31, 2014 - $nil) from a company under common control for cash advances. The amount due is unsecured, non-interest bearing, and due on demand.

(i)

As at September 30, 2015, the Company was owed $3,733 (Cdn$5,000) (December 31, 2014 - $4,310 (Cdn$5,000)) from a director of the Company for cash advanced. The amount due is unsecured, non-interest bearing, and due on demand.

SUNVAULT ENERGY, INC. Notes to the Condensed Consolidated Financial Statements September 30, 2015 (Expressed in U.S. dollars) (unaudited)

15. Related Party Transactions (continued)

(j)

As at September 30, 2015, the Company owed $2,986 (Cdn$4,000) (December 31, 2014 - $20,804 (Cdn$24,134)) to the former President and companies controlled by the former President of 1454004 for cash advances. The amounts due are unsecured, non-interest bearing, and due on demand.

(k)

As at September 30, 2015, the Company was owed $20,220 (Cdn$27,087) from (December 31, 2014 – owed $69 (Cdn$80) to) a shareholder of Coole for cash advances. The amount due is unsecured, non-interest bearing, and due on demand.

(l)

As at September 30, 2015, the Company owed $68,095 (Cdn$91,220) (December 31, 2014 – $154,209 (Cdn$178,898)) to the President of WTI for cash advances. The amount due is unsecured, non-interest bearing, and due on demand.

(m)

For the nine months ended September 30, 2015, the Company incurred management fees of $12,893 (2014 - $102,567) and consulting fees of $nil (2014 - $25,984) to the former President and companies controlled by the former President of 1454004.

(n)	For the nine months ended September 30, 2015, the Company incurred labour costs of $108,438 (2014 - $214,585) to a company controlled by the brother of the President of WTI.

(o)	For the nine months ended September 30, 2015, the Company incurred consulting fees of $36,960 (2014 - $nil) and management fees of $nil (2014 - $25,500) to the Chief Technology Officer of the Company.

(p)	For the nine months ended September 30, 2015, the Company incurred consulting fees of $4,000 (2014 - $nil) to a director of the Company.

(q)	For the nine months ended September 30, 2015, the Company incurred salaries and subcontracting fees of $35,468 (2014 - $nil) to the President of Coole.

(r)

For the nine months ended September 30, 2015, the Company incurred consulting fees of $nil (2014 - $36,468) to and management fees recovery of $69,375 (2014 - $nil) from a company controlled by a significant shareholder of the Company.

(s)	For the nine months ended September 30, 2015, included in management fees are the following amounts:

•	$90,000 (2014 - $85,000) incurred to a company controlled by the Chief Executive Officer of the Company;
•	$124,783 (2014 - $20,000) incurred to a director of the Company;
•	$71,406 (2014 - $50,144) incurred to the President of WTI;
•	$567,917 (2014 - $nil) incurred to a company controlled by the President of the Company;
•	$nil (2014 - $59,569) incurred to the daughter of the former President of 1454004;
•	$nil (2014 - $34,873) incurred to the son of the former President of 1454004; and
•	$nil (2014 - $119,824) incurred to a director of 1454004.

(t)	For the nine months ended September 30, 2015, included in labour costs is $27,950 (2014 - $30,076) incurred to the son of the former President of 1454004.

SUNVAULT ENERGY, INC. Notes to the Condensed Consolidated Financial Statements September 30, 2015 (Expressed in U.S. dollars) (unaudited)

16. Common Stock

(a)

As at September 30, 2015, the Company had $171,395 (December 31, 2014 – $171,395) in common stock issuable to a company controlled by the President of WTI for the acquisition of certain assets and assumption of certain liabilities of 1301540 Alberta Ltd. on April 15, 2014.

(b)

As at September 30, 2015, the Company had $486,667 (December 31, 2014 – $nil) in common stock issuable to a company controlled by a director of the Company for management fees incurred. Refer to Note 19(h).

(c)

On March 1, 2014, the Company entered into a consulting agreement with a non-related party for a period of one year commencing March 1, 2015. As consideration for these services, the Company issued 300,000 shares of common stock with a fair value of $30,000 which was recorded as deferred compensation. During the nine months ended September 30, 2015, the Company expensed $17,589 of the deferred compensation as consulting fees, which reflects the pro-rata portion of the services provided to September 30, 2015.

17. Stock Options

On February 6, 2014, the Company adopted the 2014 Stock Option Plan which permits the Company to grant stock options for up to 12,968,800 shares of common stock to officers, directors, employees, and consultants. The Board of Directors will determine the exercise price and vesting schedule for stock options granted. The maximum term of stock options granted is five years.

A summary of the Company's stock option activity is as follows:

	Number of options	Weighted average exercise price	Aggregate intrinsic value
		$	$

Outstanding, December 31, 2014 and September 30, 2015	3,100,000	0.10	1,426,000

Additional information regarding stock options outstanding as at September 30, 2015, is as follows:

Outstanding and exercisable
Range of exercise prices	Number of shares	Weighted average remaining contractual life (years)	Weighted average exercise price
$			$

0.10	3,100,000	3.4	0.10

SUNVAULT ENERGY, INC. Notes to the Condensed Consolidated Financial Statements September 30, 2015 (Expressed in U.S. dollars) (unaudited)

18. Share Purchase Warrants

The following table summarizes the continuity of share purchase warrants:

	Number of warrants	Weighted average exercise price
		$
Balance, December 31, 2014	527,333	2.00

Issued	2,050,000	0.50
Expired	(94,000)	2.00

Balance, September 30, 2015	2,483,333	0.76

As at September 30, 2015, the following share purchase warrants were outstanding:

Number of warrants	Exercise price $	Expiry date

333,333	2.00	November 15, 2015
100,000	2.00	April 15, 2017
2,050,000	0.50	90 days from when the Company's cease trade order in Canada has been lifted

2,483,333

SUNVAULT ENERGY, INC. Notes to the Condensed Consolidated Financial Statements September 30, 2015 (Expressed in U.S. dollars) (unaudited)

19. Commitments and Contingencies

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

(d)	On April 15, 2014, the Company entered into a management agreement with the President of WTI whereby the Company is to pay Cdn$10,000 per month for the management services for a term of five years.

(e)

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

SUNVAULT ENERGY, INC. Notes to the Condensed Consolidated Financial Statements September 30, 2015 (Expressed in U.S. dollars) (unaudited)

19. Commitments and Contingencies (continued)

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

SUNVAULT ENERGY, INC. Notes to the Condensed Consolidated Financial Statements September 30, 2015 (Expressed in U.S. dollars) (unaudited)

19. Commitments and Contingencies (continued)

(f)

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

(g)

On March 18, 2015, the Company entered into a management agreement with AFSC for services to be rendered as an officer and director of the Company. In consideration for the management services rendered, the Company agrees to pay AFSC the following fees and expenses:

i)

Upon execution of this agreement, the Company agrees to issue to AFSC 666 unrestricted common voting shares of the Company at the then prevailing market price and stock options as determined by the Board of Directors (refer to Note 16(b));

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

(h)

On April 30, 2015, the Company filed a Notice of Claim with the Court of Queen's Bench of Alberta against Albert Klyne, Norma Klyne, 1804164 Alberta Inc., and Margaret Ward (collectively, "Klyne et al"). The Company seeks rescission of the share purchase agreement to acquire 100% of the shares of 1454004 Alberta Ltd. (the "Agreement") or damages in the amount of Cdn$10,000,000 due to fraudulent misrepresentations made by Klyne et al. On July 24, 2015, the Court of Queen's Bench of Alberta issued an order to prevent Klyne et al from transferring, encumbering, pledging or in any way alienating the common shares of the Company received under the Agreement. On September 4, 2015, the Company received a Statement of Defense from Klyne et al. which stated that pursuant to the Agreement, any dispute will be resolved by arbitration and the facts set forth in the Statement of Claim were denied. As the Company did not take the dispute to arbitration, Klyne et al is seeking dismissal of the action due to substantial breaches of the terms of the Agreement by the Company. On September 4, 2015, the Company received a Notice of Counterclaim from Klyne et al. The Company is being sued for not taking the dispute to arbitration in accordance with the Agreement and Klyne et al is seeking the delivery of the common shares to be provided pursuant to the Agreement.

SUNVAULT ENERGY, INC. Notes to the Condensed Consolidated Financial Statements September 30, 2015 (Expressed in U.S. dollars) (unaudited)

20. Segmented Information

The Company has three reportable segments: (i) recycling services, (ii) services rig and software revenue, and (iii) transportation services. The Company allocates resources to and assess the performance of each reportable segment using information about its revenue and operating income (loss). The Company does not evaluate operating segments using discrete asset information.

The "Corporate and other" category includes income, expenses and charges such as:

•	results of operations of various initiatives which support all of the Company's reportable segments;
•	corporate management costs, such as human resources, finance and legal, not allocated to the Company's reportable segments; and
•	stock-based compensation.

The following table summarizes the financial performance of the Company's reportable segments:

	Nine Months Ended September 30, 2015	Nine Months Ended September 30, 2014
	$	$
Recycling services	1,845,368	3,836,928
Services rig and software revenue	98,617	130,816
Transportation services	1,825,951	1,523,440
Elimination of inter-segment net revenue	(90,460)	(289,491)

Total consolidated net revenue	3,679,476	5,201,693

The following table provides a reconciliation to the Company's consolidated operating results:

	Nine Months Ended September 30, 2015	Nine Months Ended September 30, 2014
	$	$
Recycling services	(985,098)	(21,816)
Services rig and software revenue	(12,102)	57,473
Transportation services	179,082	(231,949)
Corporate and other	(1,377,761)	(909,073)

Total consolidated operating loss	(2,195,879)	(1,105,365)

Segmentation by geographical location is not presented as all revenues are earned in Canada and all long-lived assets are located in Canada. Total assets by segment are not presented as that information is not used to allocate resources or assess performance at the segment level and is not reviewed by the Chief Operating Decision Maker of the Company.

SUNVAULT ENERGY, INC. Notes to the Condensed Consolidated Financial Statements September 30, 2015 (Expressed in U.S. dollars) (unaudited)

21. Supplemental Cash Flow Information

	Nine Months Ended September 30,	Nine Months Ended September 30,
	2015	2014
	$	$
Non-cash Investing and Financing Activities:
Property and equipment financed under capital lease	629,978	–
Shares issued to acquire property and equipment	–	234,000
Shares issued to settle convertible debt	–	22,167
Shares issued to settle related party debt	–	820,000
Shares issued to settle accounts payable and accrued liabilities	–	15,666

Supplemental Disclosures:
Interest paid	96,594	50,113
Income taxes paid	9,029	–

22. Subsequent Events

(a)

Subsequent to September 30, 2015, the Company entered into private placement subscription agreements with investors pursuant to which the Company issued convertible debentures totaling $133,200. The convertible debentures are unsecured, due two years from the date of issuance, and bear interest at the rate of 8.5% per annum, calculated annually and paid quarterly. The debentures may be converted into units after six months from the date of issuance or if the shares trade above $1.00 for a 14 day period at a conversion price of $0.50 per unit. Each unit is to consist of one share of common stock and one share purchase warrant exercisable at a price of $1.00 for a period of two years from the date of conversion.

(b)

Subsequent to September 30, 2015, the Company received proceeds in the amount of $6,000 pursuant to the future exercise of shares purchase warrants. The share purchase warrants are exercisable at a price of $0.50 per share of common stock for a period of 90 days from when the Company's cease trade order in Canada has been lifted. To exercise the share purchase warrants, each holder must first exercise a minimum of 25% of the respective share purchase warrants issued.

Item 2. Financial Information – Management's Discussion and Analysis

The following discussion should be read in conjunction with the unaudited consolidated financial statements and the related notes for Sunvault Energy, Inc. ("Sunvault") for the quarter ended September 30, 2015 that appear elsewhere in this Form 10-Q. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this Form 10-Q, particularly in the section entitled "Risk Factors" beginning on page 15.

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

In March 2015, a newly formed joint venture company, SuperVault Energy Inc., was created of which our company will be 50% owner. SuperVault has signed a license and development agreement to use certain UCLA developed patented technology for use in the area of electricity storage such as battery alternatives. Our company's solar technology chipset allows for the generation, transfer and storage of energy within the same unit. The UCLA created patented process is useable in the manufacturing of a Super – Super Capacitor that is a bolt on technology for our company's technology, as well as anywhere batteries of any type are used. The combination of these two technologies gives the ability to create, transfer and store large amounts of energy within the same unit.

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

On March 17, 2015, Gary Monaghan resigned as president of our company but remains in the roles of CEO and CFO. The resignation of Mr. Monaghan was not the result of any disagreement with our company regarding our operations, policies, practices or otherwise.

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

Results of Operations for the Quarters Ended September 30, 2015 and 2014

Our operating results for the quarters ended September 30, 2015 and 2014 are summarized as follows:

For the nine months ended September 30, 2015, Sunvault incurred a net loss of $3,147,293 compared to a net loss of $1,178,537 in the nine months ended September 30, 2014. The worsened results for the quarter ended September 30, 2015 is mainly attributable to an increase in direct costs, operating expenses, and other expense. In particular, interest expense increased by $871,702 due to the accretion of discounts on convertible debts and interest incurred on outstanding liabilities.

	Nine months ended September 30, 2015	Nine months ended September 30, 2014
	$	$
Total revenue	3,679,476	5,201,693
Direct costs	(3,590,895)	(3,803,480)
Operating expense	(2,284,460)	(2,503,578)
Other income (expense)	(951,414)	(73,172)
Net loss	(3,147,293)	(1,178,537)
Net loss attributable to non-controlling interest	310,356	74,860
Net loss attributable to the Company	(2,836,937)	(1,103,677)

Liquidity and Financial Condition

Working Capital

	September 30, 2015	December 31, 2014
	$	$
Current Assets	1,935,322	2,275,504
Current Liabilities	5,307,004	4,532,996
Working Capital (Deficit)	(3,371,682)	(2,257,492)

As of September 30, 2015, Sunvault had current assets of $1,935,322 (consisting of cash, accounts receivable, inventory, prepaid expenses and deposits, and amounts due from related parties) and current liabilities of $5,307,004, resulting in a working capital deficit of $3,371,682 compared to a working capital deficit of $2,257,492 as of December 31, 2014.

Cash Flows

	Nine months ended September 30, 2015	Nine months ended September 30, 2014
	$	$
Net Cash Used in Operating Activities	(981,597)	(76,147)
Net Cash Used in Investing Activities	(601,428)	(392,079)
Net Cash Provided by Financing Activities	872,342	153,278
Effect of Exchange Rate Changes on Cash	283,165	(8,709)
Decrease in Cash	(427,518)	(323,657)

Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2015 was $981,597, which includes net loss of $3,147,293 (before non-controlling interest attribution), compared to $76,147 of net cash used in operating activities for the nine months ended September 30, 2014.

Investing Activities

During the nine months ended September 30, 2015, Sunvault had net cash used in investing activities of $601,428, which includes $39,627 for the purchase of property and equipment, $170,576 for investments, and $443,721 advanced to related parties, offset by $9,012 in proceeds received from the sale of property and equipment, $39,000 in proceeds received from related parties, and $8,213 for the redemption of term deposits. For the nine months ended September 30, 2014, net cash used in investing activities was $392,079, which consisted of cash acquired on the recapitalization of $562 offset by $370,951 used in the purchase of property and equipment and 21,690 on license costs.

Financing Activities

During the nine months ended September 30, 2015, Sunvault had net cash provided by financing activities of $872,342 which includes $188,450 of proceeds from loans payable, $1,103,280 of proceeds from convertible debt, and $2,547 of proceeds from related parties, offset by repayments of long-term debt of $99,461 and $244,505 for capital lease obligations, and $73,388 of deferred financing costs. For the nine months ended September 30, 2014, net cash used in financing activities was $153,278 consisting of proceeds of $235,801 from convertible debt, proceeds of $131,518 from the line of credit, and proceeds of $26,769 from related parties offset by repayments of long-term debt, capital lease obligations, and loans payable, and $23,450 of deferred financing costs.

Liquidity and Capital Resources Available to Us

As at September 30, 2015 and the date of this filing, we do not have sufficient cash in our bank accounts to cover our current expenses and estimated future expenses. We intend to meet our cash requirements for the next 12 months through equity financing, if such equity financing becomes available to us. There is no assurance that we will be successful in obtaining any such affiliate loans or in completing any private placement financings to continue our current operations.

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

Critical Accounting Policies

Our consolidated financial statements are impacted by the accounting policies used and the estimates and assumptions made by management during their preparation. A complete listing of these policies is included in Note 2 of the notes to our consolidated financial statements for the year ended December 31, 2014. We have identified below the accounting policies that are of particular importance in the presentation of our financial position, results of operations and cash flows, and which require the application of significant judgment by management.

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

Stock-based Compensation

The Company records stock-based compensation in accordance with ASC 718, "Compensation – Stock Compensation" and ASC 505, "Equity Based Payments to Non-Employees", using the fair value method. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.

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

On March 18, 2015, after discussion with Company advisors, shareholders, stakeholders and the disclosure of certain facts and recent events, the Company has decided to rescind the agreement with Albert Klyne, which would return to Albert Klyne a minority interest in CleanGen. This is in response to a number of undisclosed issues that the Company has become aware of. The Company has engaged legal counsel to enact the rescind clause in the agreement with 1454004 Alberta Ltd. The Company has started an action against Mr. Albert Klyne to rescind the agreement between the companies, which would cancel the 19,500,000 shares issued. The Company is seeking damages for the conduct of Klyne and others as it relates to the ousting of Sunvault Energy off of the landfill site.

On or about June 25, 2015, the Company received a notice of civil claim from Shaw Production Way Holdings Inc. for 1 million common shares to be issued from a large shareholder in addition to a preferred share agreement where Sunvault Energy was to receive the secured debt held by Shawood Lumber over Stealth Ventures. The Claim is requesting the common shares be issued, pursuant to the agreement and damages for not releasing these common shares per the agreement

In the opinion of the Company the secured debt was never transferred and therefore the agreement is not valid. The end result is that the company was not able to put forward its business plan as it relates to Stealth. The Company went to court to try to get control over the operations of Stealth Ventures and Shawood did not support the action. The secured note was not given to Sunvault as required. Due to the actions of Shawood in this manner the company has lost the opportunity to turn the Stealth Venture company around and lost an opportunity to utilize $95 million in tax losses. The Ccompany will be seeking damages from Shawood for this loss and for the lost opportunity business plan of taking natural gas wells that were not profitable and turning them into power generating assets.

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

Effective July 15, 2014, we entered into a share purchase agreement with Kanata Metis Cultural Enterprises Ltd. and Elizabeth Metis Settlement ("EMS"), wherein we have agreed to purchase 500,000 Class "A" Common Shares in the capital stock of CleanGen Inc. registered in the name of Kanata. In addition, we have agreed to acquire 100% of the shareholder loans by Kanata and EMS equaling approximately $1.25M Pursuant to the share purchase agreement, we have issued 8,000,000 shares of our common stock to 1 non-US person (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction relying on Regulation S of the Securities Act of 1933, as amended.

On April 25, 2014, we filed a Current Report on Form 8-K announcing that, effective April 11, 2014, we had entered into an asset purchase agreement with 1301540 Alberta Ltd., an Alberta Canada corporation, operating under the name Werkman Transport pursuant which, we have agreed to purchase all of the transportation assets and other assets of 1301540 Alberta, at a purchase price of Cdn$3,000,000, payable in shares of common stock of our company. Cdn$1,000,0000 of which was paid by way of the issuance of 5,000,000 shares of common stock upon closing with the remaining shares of common stock to be issued after nine months have elapsed from the closing date. On October 10, 2014, we issued 4,000,000 shares of our common stock at a deemed value of $0.30 per share as payment of Cdn$1,200,000 towards the purchase price and leaving a balance owing by our company of Cdn$800,000 worth of shares of our common stock. We have issued 4,000,000 restricted shares of our common stock to one (1) non-US persons (as that term is defined in Regulation S of the Securities Act of 1933), in an offshore transaction relying on Regulation S of the Securities Act of 1933, as amended.

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

Item 5 Other Information

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

SUNVAULT ENERGY, INC.
(Registrant)

Dated: November 23, 2015	By:	/s/ Gary Monaghan
Gary Monaghan
President, Chief Executive Officer and Director
(Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)

Exhibit Number	Description

31	Rule 13a-14(a)/15d-14(a) Certification - Principal Executive and Principal Accounting Officer
32	Section 1350 Certification
101.INS *	XBRL Instance Document
101.SCH *	XBRL Taxonomy Extension Schema Document
101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB *	XBRL Taxonomy Extension Label Linkbase Document
101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document

__________

*XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

