Form 10-K
period 2015-12-31
SunVault Energy, Inc.
filed 2016-04-15
CIK 1547716

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number 333-181040

SUNVAULT ENERGY, INC.
(Exact name of registrant as specified in its charter)

Nevada	27-4198202
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Suite 200 – 10703 – 181 Street NW, Edmonton, AB, Canada	T5S 1N3
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (778) 478-9530

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
None	None

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of Common Stock held by non-affiliates of the Registrant on June 30, 2015 was $4,679,679 based on a $0.16875 average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date.

139,028,815 common shares as of April 10, 2016.

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART I

Item 1. Business

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

As used in this current report and unless otherwise indicated, the terms the "Company", "Sunvault", "we", "us" and "our" refer to Sunvault Energy, Inc., a Nevada company.

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

Our Current Business

Our company's mission is to bring cost effective generation and energy storage to the world market through a seamless and simultaneous integration of energy generation and storage. The Company has applied for several patents relating to photovoltaics, transfer protocols and energy storage through the company's technology platforms. The company has completed research and development in the advancement of an energy storage device technology and has made some significant achievements.

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

2.	Set up manufacturing once the company has completed verification and certification with CSA and ULC plus additional regulatory authorities in Asia and Europe.
3.

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

Our Business and Patent Pending Technology

Our platform technology is comprised of four patents-pending applications that are anticipated to be combined with future rights to other patented and patent pending technologies. The Company has invented a number of new technology platforms which include a separator, a non-toxic electrolyte and an energy storage device which the company believes is at the lithium ion level of performance. Each product has incredible potential and together could produce a higher quality battery than lithium ion. The Company has turned over the development work that it had completed over to Edison Power Company to complete because of the expertise they have to complete the two forms of EESD. Dr. Robert Murray Smith is one of the world's leading experts in the area of carbons and energy storage. The Company has in turn received perpetual licenses on the Graphene battery and capacitors as well as the new technologies of Graphene plastics and the lighting technology that Edison has developed. Patents are being prepared on the intellectual property created by Edison. This technology we believe is going to radically change the energy storage market and affect many industries, from the electric car, to smart phones to the actual power grid to every hand held battery powered device.

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

3.	SVLT patent application #3 US 61/834,399 - Sunvault -SUNV-1003A - Technologies for Generating Storing and Discharging Electricity - Filing Patent Receipt received – June 16,2014,

This provisional patent application covers the PolyCell™ battery design and installation strategy. The PolyCell™ battery design is enabled by a manufacturing method which will potentially produce cost effective electrical energy storage for renewables

4.	SVLT patent application #4 US 61/831,580 – Cross Referenced – Sunvault -SUNV-1001A – Renewable Energy Technologies - PHOTOVOLTAIC ARRAY WITH COLORANT - Filing Patent Receipt received – June 16,2014.

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

Future Business Operating Segments

Our company has helped develop an independent incubation company to begin to enter into areas of cash flow that can be joined with Sunvault's company by acquisition as these companies mature and if the company determines to do so. Aboriginal Power Corp – with domains – AboriginalPowerCorp.com, AboriginalPowerCorp.ca and apcorp.ca. Aboriginal Power will sell power and natural gas and other services into the aboriginal marketplace. Aboriginal Power Corp. has taken the initiative of selling power into deregulated markets in North America. These markets are predominantly in First Nation and Aboriginal land areas. Aboriginal Power is working on large solar, wind and biogas projects in deregulated markets working specifically with First Nations, Aboriginal Territories.

The Company also has a working relationship with Edison Power Corp. who approached the Company last year as to a potential acquisition by them of the Company. Sunvault reported this in a press release dated July 17, 2015. Sunvault Energy has a working relationship with Edison and two of our Directors who are involved in both companies. The Company has licensed technology from Edison to use in its various infrastructure projects going forward, the largest being energy storage for renewable energy projects. In order for a potential acquisition to take place, Edison Power Corp. would have to be traded publically or be able to present a cash offer to our shareholders that would be acceptable.

We expect to use the electricity markets in Alberta, Canada as our market entry for a number of our products in 2016. Our company plans to pursue the electrical and other community infrastructure markets in Alberta with our various technology platforms. Our company is focusing on opportunities that present themselves from a supply of power and other infrastructure services in markets that are in need of these services, a number of our directors and managers have extensive experience in this regard.

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

We anticipate all Alberta arbitrage projects in the future will incorporate the energy storage device and patent-pending PolyCell™ and All-in-One™ technologies in addition to best-in-class components that are accessible in the market today. The Alberta market is a natural entry point due to geographic proximity, although markets in Germany and Asia are beginning to emerge in to the global spotlight due to the recent establishment of significant government financial support programs. There are also many deregulated states in the US. The following map illustrates this:

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

On August 6, 2013, our company assigned our rights, interests and our share in this Joint IP back to Millennium for a 100% interest in the intellectual property. We have let our rights to certain intellectual property acquired in this transfer to expire.

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

Effective December 9, 2013, we entered into a standard exclusive licensing agreement with sublicensing terms with the University of South Florida Research Foundation, Inc. pursuant to which our company has been granted a royalty-bearing worldwide exclusive license to certain patented inventions

The Company acquired but has not paid for 1.16MW since the security agreement has retired on former CEO John Crawford's investment into the Company back to the days of the predecessor company Organic Treehouse. At that time a significant shareholder allowed a small security interest on the panels until Crawford could get his investment back. Any claim he had on the panels retired when he sold sufficient stock in the market to cover his investment. These panels were vended in to CleanGen Inc, but recently were purchased by Aboriginal Power where the significant shareholder can recover his original ownership of these panels. These panels are to be used in the installation of a number of renewable projects Sunvault is working on in conjunction with Aboriginal Power Corp.

Products

The product markets we are focusing on initially are:

1)	The Electric Car market – with the licensed energy storage device surpassing lithium in performance during testing, we expect that this market will continue to be a major emphasis for the company.
2)

The smart phone market - is a very large churning market with a real opportunity for the licensed Energy Storage Device - faster charging, longer lasting energy storage in smart phones will be widely accepted by a demanding consumer.

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

Our market opportunities will be in the following areas and are a combination of solar opportunities represented through our patents working in conjunction with our licensed Energy Storage Device. :

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

We also provide the following support activities:

•	Procurement includes purchasing raw material, supplies, and fixed assets.
•	Technological development includes process design, product design and research and development.
•	Human Resources includes recruiting, hiring, training, developing and compensating all personnel.
•	Infrastructure includes general management, finance, accounting and IT.

Our target segments are as follows:

Renewable developers and owners with an estimated target market of $100,000,000,000:

•	Ramp control
•	Curtailment mitigation
•	Firming/shaping
•	Interconnection compliance
•	Grid services

Transmission and distribution providers with an estimated target market of $2,000,000,000,000:

•	Transmission and distribution deferral
•	Voltage support
•	Power quality
•	Grid reliability enhancement
•	Energy Storage

Ancillary service providers with an estimated target market of $9,000,000,000:

•	Frequency regulation
•	Voltage regulation
•	Response services

End users with an estimated target market of $500,000,000,000:

•	Arbitrage
•	Power reliability
•	Power quality
•	LED lighting integration

Homeland Security & Defense with an estimated target market of $25,000,000,000:

•	Off-grid
•	Mission critical support
•	Diesel gen set optimization

Bottom of the Pyramid with an estimated target market of $60,000,000,000:

•	Off-grid villages
•	Gen Set Optimization
•	Micro-Franchise charging

Our paths to market include, but are not limited to:

•	Global Electric Utilities – Existing boots-on-the-ground install network; flagship branded or private-label solution provider.
•	Department of Defense and Homeland Security – Off-grid/mission critical.
•	Renewable Developers – New and existing installations, utility customers, home/ business owners.
•	Humanitarian Aid – Existing distribution network to access the 1.6 billion people living without electricity.

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

Competition

The alternative energy industry is highly competitive. Numerous entities in the United States, Canada and around the world compete with our efforts to provide energy.

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

Subsidiaries

Our subsidiaries consist of Werkman Transport Inc. (wholly-owned) and 1454004 Alberta Ltd. (wholly-owned), including 1454004 Alberta Ltd.'s subsidiaries, CleanGen Power Corp., and CleanGen Inc., including CleanGen Inc.'s wholly-owned subsidiaries, CleanGen Aboriginal HR Services Ltd., and 1098541 Alberta Ltd. (which is the general partner for CuttingEdge Tire Recycling Limited Partnership), and its 75.5% owned subsidiary Coole Immersive Inc. The Company closed CleanGen Power Corp. in 2015 and has approved the sale of CleanGen Inc. and its related subsidiaries in the second quarter of 2016. The companies are now considered redundant. The company does plan to reopen landfill operations in a different location – but will utilize incubation company Aboriginal Power Corp. for this purpose.

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

Employees

Our head office is in Edmonton Alberta. Suite 200 – 10703 – 181 Street NW, Edmonton, Alberta, T5S 1N3. Gary Monaghan, our chief executive officer and director currently devotes 40 hours per week to company matters. Effective January 15, 2014, a management contract was signed for Gary Monaghan, our chief executive officer. Unpaid fees to Mr. Monaghan have been accrued.

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

Effective March 1, 2014, we entered into a collaborative agreement with Massachusetts Institute of Technology, wherein they agreed to conduct a research program on behalf of our company for our Sunvault 3D PV (Photovoltaics) appliance. Our company had payment terms within the agreement of $42,500 at signing and $42,500 effective May 1, 2014. On April 29, 2014, we received a termination letter from the Massachusetts Institute of Technology, due to Professor Jeffrey Grossman having conflicting commitments. Our company moved on to an agreement with the University of British Columbia working with our chief operating officer, Franzi Tschurtschenthaler and Professor John Madden. On December 2, 2014Mr. Tschurtschenthaler withdrew his contract due to conflicts with his workload at the University of British Columbia.

On February 20, 2014, Premier Global through a bill of sale agreement agreed to transfer 433KW of solar panels to our Company.

Effective March 5, 2014, we transferred 900 KW panels (valued CAN$900,000 at $1,000 per KW) to CleanGen in exchange for two items; (1) our purchase of 21,000 preferred shares of CleanGen for CAN$525,000. The shortfall from the 729 solar panels owned by the company was made up from 171 of the 433KW of panels received from Premier Global. The remaining 262KW of panels are part of a collateral agreement between our former chief executive officer and director, John Crawford, and an investment he made into our company through Westpoint International. Mr. Crawford has ownership of 262KW; and (2) CleanGen Inc. owes our company $375,000. After these transactions, our company does not have any panels remaining. Our company was issued 21,000 preferred shares from CleanGen on March 20, 2014. At this date our company moved into a position of control of CleanGen with 51% of the voting shares.

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

On July 15, 2014, we entered into an agreement to increase our ownership interest in CleanGen Inc. and its subsidiaries , Cutting Edge Tire Recycling LP, Coole Immersive, and CleanGen Aboriginal HR Services through the acquisition of the CleanGen shares by agreement with the Elizabeth Metis Settlement, and the Kanata Metis Cultural Enterprises Ltd. Our company's board of directors approved the transaction by board meeting held on July 23, 2014. Our company issued 8,000,000 shares of our common stock with a deemed value of $0.25 per share. Our company now owns 69.6% of CleanGen Inc.

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

On August 1, 2014, we entered into business development relationship with Aboriginal Power Corp. to act in the area of business development for our company specifically when it comes to Aboriginal relationships and business opportunities. It has been agreed that Aboriginal Power Corp. will act as an incubation company for opportunities that can be developed into a state of readiness for Sunvault to accept into our company. We have the exclusive right to acquire Aboriginal Power Corp. and will proceed with a planned acquisition of Aboriginal Power Corp. through a normal definitive agreement and subject to approval by our company's board of directors. Our company signed a binding letter of intent on August 5, 2014 to establish a price agreeable between both parties before final definitive agreement.

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

In December 2014, Albert Klyne flew to Kelowna to meet with Sunvault management to request to purchase the landfill site for $2,000,000. The suggested deal would have to take place over time. When questions of fiduciary duty as a director came up in reference to selling, because "he could no longer control the landlord" the conversation ended,

On January 1, 2015 – Lorne Mark Roseborough resigned as director of CleanGen Power Corp, On January 15, 2015, Margaret Ward resigned as Director of CleanGen Power Corp. On January 30, 2015, Albert Klyne attempted to resign as Director – but as last remaining director his resignation is invalid. Then on February 1, 2015, a suspicious fire was lit on a leased piece of equipment we were using to turn a large woodpile into approximately $300,000 worth of sawdust. We reported the incident to the RCMP. There was an accelerant used to start the fire. This is the third documented fire on the property, each time resulting in a change of managed operations. Two days later we received a threatening call to not try to process that wood pile or face similar consequences. Then approximately a week later we were asked to leave the leased area by the landlord Margaret Ward because of the fire. It is our understanding that the same cast of characters. Klyne, Ward and others are again operating as a landfill under a new name. There are a number of outstanding issues that are facing Mr. Klyne regarding the conduct we in our opinion believe he undertook. There is a suit being prepared against him and Ward for their conduct. All former management of CleanGen have been removed. The company will look to start new landfill operations in Northern Alberta.

On January 20, 2015, we entered into a Limited Partnership Agreement with Halalt Transportation General Partner Ltd., a British Columbia, Canada Corporation (the General Partner Company") and Chief James Robert Thomas, in trust for the Halalt First Nation of Chemainus, British Columbia Canada ("Halalt LP"). Under the Limited Partnership Agreement, the parties formed a limited partnership under the name of "Halalt Transportation Limited Partnership" for the purpose of providing transportation services and such other businesses as approved in accordance with the Limited Partnership Agreement, in British Columbia. The primary objective of the business is to gain income and profit based on the objectives of encouraging and promoting the participation of members of the Halalt First Nation by providing preferential employment and contracting opportunities; conducting business to reflect respect and concern for the environment and Halalt laws and culture; and to ensure the business is implemented in accordance with long-term and annual business plans, budgets and reporting approved by the board and which must contemplate a reasonable net profit to the Limited Partnership.

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

On April 2, 2015 the Company entered into an agreement with First Working Group , UK to develop – Graphene capacitors. The agreement resulted in the issuing of 3,000,000 common shares and a $10,000 USD funding per month of laboratory costs to complete development.

On July 17, 2015 – The Company announced it had received a non-solicited letter of interest from the Edison Power Company, a private Delaware company, expressing an interest in acquiring the total issued and outstanding shares but no less than 50.1 % of the total issued and outstanding shares of Sunvault Energy, Inc. The letter describes that there are potential synergies between the two companies that could make the acquisition advantageous to both sides.

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

4)	That the potential acquisition passes all the regulatory requirements as far as the company jurisdiction of Nevada dictates.
5)	That certain management team members will remain in place.
6)	That all branding and marketing, including domain names, all are included in the transaction.

On December 29, 2015 Sunvault issued 29,000,000 treasury shares to Edison Power Corp. in exchange for certain rights to the following intellectual property under a licensing agreement: The licenses are perpetual unless a change of control occurs within Sunvault Energy Inc. The share issue was made of the following: The Company – Licensed – Electrical Energy Storage Device (EESD) – Battery (excluding Capacitor ) - 7,500,000 Common Shares

7,500,000 Common Shares = issued to license - Lighting Wand – Technology (70W florescent fixture powered by 2W of power)

10.000,000 Common Shares issued to license - Graphene Plastics – Technology

3,000,000 Shares issued to Edison for an original agreement held by FWG ( First Working Group) for the license of the EESD – Capacitor

1,000,000 Shares issued – 500,000 each to Dr. Robert Murray Smith and Stephen Mills to both join the Sunvault board of directors.

The Company announced on October 21, 2015 that it was going to launch a battery case for cell phones. The Company has since been in discussion with battery manufacturers for placement of the battery for inside smart phones as well as a potential agreement for an established case manufacturer. The decision to go to established distribution channels is in the best interest of the company. Both of these initiatives are waiting for battery certification and verification. On November 16, 2015 the Company sent notice that it has rescinded the agreement with CleanGen Inc., 1454004 Alberta Ltd., Albert Klyne and Family ("the Defendants"). The company applied to the Court of Queen's Bench, Calgary, Alberta and received an injunction order against the Defendants, their officers, directors, employees, agents or assigns and anyone having notice of the Order. The order prohibits the transferring, encumbering, pledging or in any way alienating shares of Sunvault Energy in control pending further Order of the Court or written consent of the Company.

Sunvault Energy Inc. has brought legal action against the Defendants due to the number of undisclosed issues in the original purchase of CleanGen Inc. and its operations.

Under the Purchase Agreement, any material adverse change or undisclosed liabilities that have occurred would result in Sunvault having the right to the unwinding of the agreement. The Company believes it has ample evidence of this and has exercised its option within the purchase agreement to unwind the agreement and have the 19.5 million shares returned to treasury.

On November 9, 2015, the Company entered into a consulting agreement with GreenLight Renewable Energy of Panama to assist the Company in its waste to energy focus. Taking organic waste and converting to electricity. The company issued a total of 578,750 shares. 500,000 shares for entering agreement, 78,750 shares for equivalent monthly consulting of CDN$10,000 – November 9 , 2015 – March 9 – 2016 and two months compensation previous to signing. The Company will work closely with GreenLight to take advantage of the various Anaerobic digester plant opportunities taking waste to energy.

On April 11, 2016, we entered into a share transfer agreement with Aboriginal Power Corp. and Cleangen Inc. wherein Aboriginal Power has agreed to purchase the 1,840,000 common shares we hold in Cleangen Inc. for the aggregate purchase price of CDN$1.00. The 1,840,000 common shares represent our 70% holding in Cleangen Inc.

Upon closing of the share transfer agreement, Cleangen Inc. will no longer be a subsidiary of our company.

CleanGen and the related businesses have been taking Sunvault management's focus away from what the company feels are more pressing and notable projects - such as technology development and renewable energy projects in Canada and the United States. These factors, combined with the downturn in the economy in the Alberta market, have made the disposition warranted. The company will remain focused on renewable energy projects and waste to energy projects. The Company with a perpetual license for the EESD will focus to the utility sector, including grid stabilization. The Compamy has new opportunities with the graphene plastics and lighting technologies it has under license agreement.

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

Item 1A. Risk Factors

Risk Associated with our Current Financial Resources and Capital Resources that are Available to Us

We may not have sufficient cash to meet our planned and current financial obligations and our cash requirements for the next 12 months and we are not certain that we will be able to secure the financing we need to meet those requirements. We do not have any current financing arrangements in place and if we do not obtain the necessary financing we need to satisfy our current financial requirements to execute our business plan, we may have to abandon our current business strategy sometime in 2016.

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

Although we do not consider ourselves a development stage company our development efforts have been focused primarily on the development of our relationship with the Alberta, Canada energy market and other markets for energy storage using our energy storage device, remote sensors and cell phones. Our business model is to develop or acquire existing renewable operating assets to enable a market for our products. We have limited operating history for investors to evaluate the potential of our business development. Planned principal operations have commenced, but there has been no revenue from our products to date. Our technology platforms have not reached a point where we can mass produce product based on the technology, and we will not be in a position to commercialize such products until we complete the design development, manufacturing process development and pre-market testing activities. There can be no assurance that our development and testing activities will be successful or that our proposed products will achieve market acceptance or be sold in sufficient quantities and at prices necessary to make them commercially viable.

Our acquisition companies of CleanGen Inc. also have competitive, regulatory and other risks associated to them that could hinder the ability to earn revenues as projected as part of our foundational revenue strategy.

Because our auditors have issued a going concern opinion, there is substantial uncertainty we will continue operations in which case you could lose your investment.

Our auditors issued a going concern opinion in their report on our consolidated financial statements for the fiscal year ended December 31, 2015. This means that there is substantial doubt that we can continue as an ongoing business for the next 12 months. The financial statements do not include any adjustments that might result from the uncertainty about our ability to continue in business. As such we may have to cease operations and you could lose your entire investment.

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

Item 2. Properties

Principal Executive Offices

We currently maintain our executive offices at Suite 200 – 10703 – 181 Street NW, Edmonton, Alberta, Canada.

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

Our company is also providing its support to one of our major shareholder groups for a duplicate action with similar merits against Messrs. Bannister and Giesbrecht in the Supreme Court of the Commonwealth of the Bahamas.

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

January 25, 2016 – A press release was issued whereby Sunvault Energy is listed as one of the claimants in a case against Catalyst. Halalt First Nation alleges in a $100,000,000 lawsuit that Catalyst acted in bad faith against Halalt First Nation and its business partners, Aboriginal Power Corporation and SunVault Energy, in breach of contract utilizing information obtained from Halalt First Nation and its business partners to its own advantage.

In a second related law suit, Halalt First Nation claims over two billion dollars in damages against Catalyst with regard to Catalyst's past pollution of Halalt's lands and waters, including unacceptably high levels of dioxins and heated waste water into the Halalt First Nation constitutionally-protected Fishery under permits issued by Canada and British Columbia without any consultation having taken place with Halalt First Nation.

There is a matter with Elofson Gravel Inc. v. CuttingEdge Tire Recycling LP, by its General Partner 1098541 Alberta Ltd.

Document:

Statement of Claim filed October 22, 2015; Statement of Defence filed November 27, 2015.

Description:

Debt matter pertaining to an alleged lease agreement with respect to the rental of a loader.

Amount: $100,246.05 Cutting Edge as Defendants are disputing / defending against the Action and have filed and served a Statement of Defence. Is now an issue of new owner Aboriginal Power Corp as of April 11, 2016, as the Company has sold the assets and liabilities.

Gerald Arden Quast v. CuttingEdge Tire Recycling LP, 1098541 Alberta Ltd., and CleanGen Inc.

Document:

Statement of Claim filed September 14, 2015; Statement of Defence filed October 19, 2015.

Description:

Debt matter pertaining to alleged amounts owing for tire collection services pursuant to an alleged Subcontractor Tire Collection Agreement.

Amount: $218,903.42 Defendants are defending against the Action and have filed and served a Statement of Defence. The Plaintiff filed his Affidavit of Records on January 12, 2016. Is now an issue of new owner Aborignial Power Corp as of April 11, 2016

Item 4. Mine Safety Disclosures

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

The high and low bid prices of our common stock for the periods indicated below are as follows:

OTCBB(1)(2)
Quarter Ended	High	Low
December 31, 2015	$0.81	$0.50
September 30, 2015	$0.83	$0.46
June 30, 2015	$1.07	$0.45
March 31, 2015	$0.95	$0.25
December 31, 2014	$0.40	$0.00
September 30, 2014	$0.31	$0.14
June 30, 2014	$0.275	$0.143
March 31, 2014	$0.28	$0.031
December 31, 2013	$0.69	$0.07

_______________________

(1)	Over-the-counter market quotations reflect inter-dealer prices without retail mark-up, mark-down or commission, and may not represent actual transactions.

(2)	The first trade of our common shares was on June 28, 2013.

Our common shares are issued in registered form. Olde Monmouth Stock Transfer Co., Inc., 200 Memorial Pkwy., Atlantic Highlands, NJ 07716 (Telephone: 732- 872-2727; Facsimile: 732-872-2728) is the registrar and transfer agent for our common shares.

Record Holders

As of April 10, 2016, we had outstanding 139,028,815 shares of common stock, which were held by 83 shareholders of record.

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

Recent Sales of Unregistered Securities

We did not sell any equity securities which were not registered under the Securities Act during the year ended December 31, 2015 that were not otherwise disclosed in this annual report on Form 10-K, in our quarterly reports on Form 10-Q, or in our current reports on Form 8-K filed during the year ended December 31, 2015.

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

Convertible Securities

As of December 31, 2015, we had outstanding options to purchase 3,100,000 shares of our common stock exercisable at $0.10 for a period of five years and expiring on February 17, 2019.

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

Effective April 22, 2014, the Company entered into private placement subscription agreements with several investors pursuant to which the Company issued convertible debentures in the aggregate amount of $180,200 and $37,936 (Cdn$52,500). The convertible debentures are unsecured, bear interest at 8% per annum and paid quarterly, due on April 22, 2016, and may be converted into shares of the Company's common stock at any time at the conversion price of $0.30 per share. The Company incurred financing costs of $23,450 in connection with the financing, which was deferred and is being amortized over the term of the debt. During the year ended December 31, 2015, the Company amortized $11,709 (2014 - $8,148) of the deferred financing costs.

Effective December 15, 2014, the Company entered into private placement subscription agreements with several investors pursuant to which the Company issued convertible debentures in the aggregate amount of $725,990 and $38,153 (Cdn$52,800). The convertible debentures are unsecured, bear interest at 10% per annum and paid quarterly, due on December 15, 2016, and may be converted into shares of the Company's common stock, after six months from issuance, at a conversion price of $0.20 per share. If converted into common shares, the holder is entitled to one full warrant with an exercise price of $0.50 for a period of two years. The Company must pay back the principal amount outstanding and accrued and unpaid interest any time before or at the maturity date, which is two years from the date of issuance. The Company incurred financing costs of $40,568 in connection with the financing, which was deferred and is being amortized over the term of the debt. During the year ended December 31, 2015, the Company amortized $20,197 (2014 - $nil) of the deferred financing costs.

In accordance with ASC 470-20, "Debt with Conversion and Other Options", the Company recognized the intrinsic value of the embedded beneficial conversion feature of $428,335 as additional paid-in capital and an equivalent discount which will be charged to operations over the term of the convertible debentures from the effective date to the first convertible date. Of this amount, $166,507 was recorded to additional paid-in capital as at December 31, 2014. During the year ended December 31, 2015, the Company had accreted $257,760 (2014 - $9,815) of the debt discount which was recorded as interest expense. As at December 31, 2015, the carrying values of the convertible debentures were $725,990 (2014 - $146,048) and $38,153 (Cdn$52,800) (2014 - $nil).

Effective March 1, 2015, the Company entered into private placement subscription agreements with several investors pursuant to which the Company issued convertible debentures in the aggregate amount of $447,000 and $14,655 (Cdn$20,000). The convertible debentures are unsecured, bear interest at 8.5% per annum and paid quarterly, and may be converted into shares of the Company's common stock, after six months from issuance or if the stock trades above $0.75 for a 14 calendar day period, at a conversion price of $0.25 per share. If converted into common shares, the holder is entitled to one full warrant with an exercise price of $1.00 for a period of two years. The Company must pay back the principal amount outstanding and accrued and unpaid interest any time before or at the maturity date, which is two years from the date of issuance. The Company incurred financing costs of $32,820 in connection with the financing, which was deferred and is being amortized over the term of the debt. During the year ended December 31, 2015, the Company amortized $12,491 (2014 - $nil) of the deferred financing costs.

In accordance with ASC 470-20, "Debt with Conversion and Other Options", the Company recognized the intrinsic value of the embedded beneficial conversion feature of $259,164 as additional paid-in capital and an equivalent discount which will be charged to operations over the term of the convertible debentures from the effective date to the first convertible date. During the year ended December 31, 2015, the Company had accreted $259,164 (2014 - $nil) of the debt discount which was recorded as interest expense. As at December 31, 2015, the carrying values of the convertible debentures were $447,000 (2014 - $nil) and $14,655 (Cdn$20,000) (2014 - $nil).

Effective June 1, 2015, the Company entered into private placement subscription agreements with several investors pursuant to which the Company issued convertible debentures in the aggregate amount of $277,500. The convertible debentures are unsecured, bear interest at 8.5% per annum and paid quarterly, and may be converted into shares of the Company's common stock, after six months from issuance or if the stock trades above $1.00 for a 14 calendar day period, at a conversion price of $0.50 per share. If converted into common shares, the holder is entitled to one full warrant with an exercise price of $1.00 for a period of two years. The Company must pay back the principal amount outstanding and accrued and unpaid interest any time before or at the maturity date, which is two years from the date of issuance. The Company incurred financing costs of $17,500 in connection with the financing, which was deferred and is being amortized over the term of the debt. During the year ended December 31, 2015, the Company amortized $2,471 (2014 - $nil) of the deferred financing costs.

In accordance with ASC 470-20, "Debt with Conversion and Other Options", the Company recognized the intrinsic value of the embedded beneficial conversion feature of $166,500 as additional paid-in capital and an equivalent discount which will be charged to operations over the term of the convertible debentures from the effective date to the first convertible date. During the year ended December 31, 2015, the Company had accreted $166,500 (2014 - $nil) of the debt discount which was recorded as interest expense. As at December 31, 2015, the carrying values of the convertible debentures were $277,500 (2014 - $nil).

Purchases of Equity Securities by the Issuer and Affiliated Purchases

We did not purchase any of our shares of common stock or other securities during the fourth quarter of our fiscal year ended December 31, 2015.

Item 6. Selected Financial Data

As a "smaller reporting company", we are not required to provide the information required by this Item.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our audited financial statements and the related notes for the years ended December 31, 2015 and 2014 that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this annual report, particularly in the section entitled "Risk Factors" beginning on page 22 of this annual report.

Results of Operations for the Years Ended December 31, 2015 and 2014

Our operating results for the years ended December 31, 2015 and 2014 are summarized as follows:

For the year ended December 31, 2015, we incurred net loss of $7,428,469 compared to a net income of $2,569,652 for the year ended December 31, 2014. The increase in the loss for the year ended December 31, 2015 is mainly attributable to consulting, professional fees, management fees, and travel and promotion expenses.

	Year ended December 31, 2015	Year ended December 31, 2014
Total revenue	$4,603,874	$7,907,155
Direct costs	$4,379,230	$5,278,046
Operating expenses	$5,976,161	$3,825,241
Total other expenses	$(1,672,046)	$(1,356,458)
Net income (loss)	$(7,428,469)	$(2,569,652)
Net loss attributable to non-controlling interest	$(532,164)	$(73,398)
Net income (loss) attributable to our company	$(6,896,305)	$(2,496,254)

Liquidity and Financial Condition

Working Capital

	Year ended December 31, 2015	Year ended December 31, 2014
Current Assets	$1,224,606	$2,275,504
Current Liabilities	$6,389,272	$4,427,040
Working Capital Deficit	$(5,164,666)	$(2,151,536)

As of December 31, 2015, we had current assets of $1,224,606 (consisting of cash, accounts receivable, inventory, prepaid expenses and deposits, and amounts due from related parties) and current liabilities of $6,389,272 resulting in a working capital deficit of $5,164,666 compared to a working capital deficit of $2,151,536 as of December 31, 2014.

Cash Flows

	Year ended December 31, 2015	Year ended December 31, 2014
Net Cash Provided by (Used in) Operating Activities	$(1,098,943)	$56,642
Net Cash Used in Investing Activities	$(575,524)	$(372,090)
Net Cash Provided by Financing Activities	$882,472	$261,191
Effect of Exchange Rate Changes on Cash	$320,716	$54,905
Increase (Decrease) in Cash	$(471,279)	$648

Operating Activities

Net cash used by operating activities for the year ended December 31, 2015 was $1,098,943, which includes a net loss of $7,428,469compared to $56,642 of net cash provided by operating activities for the year ended December 31, 2014.

The increase in the working capital deficit for the year ended December 31, 2015 was mainly due to an increase in the current portion of convertible debt of $982,279 and trade payables of $663,773, combined with a decrease in cash of $471,279 and a decrease in accounts receivable of $587,133.

Investing Activities

During the year ended December 31, 2015, our company had net cash used in investing activities of $575,524 which consisted of advances to related parties, purchases of property and equipment, purchase of term deposit offset by proceeds from related parties and redemption of term deposit. For the year ended December 31, 2014 we had net cash used by investing activities of $372,090 which included advances to related parties and purchases of property and equipment offset by proceeds from the sale of equipment and cash acquired on recapitalization.

Financing Activities

During the year ended December 31, 2015, we had net cash provided by financing activities of $882,472. This cash was provided primarily by proceeds from convertible debt and loans payable. During the year ended December 31, 2014, we had net cash provided from financing activities of $261,191 provided primarily from the proceeds of convertible debt.

Anticipated Cash Requirements

At December 31, 2015 and the date of this filing, we do not have sufficient cash in our bank accounts to cover our current expenses and estimated future expenses. We intend to meet our cash requirements for the next 12 months through equity financing, if such equity financing becomes available to us. There is no assurance that we will be successful in obtaining any such affiliate loans or in completing any private placement financings to continue our current operations.

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

Critical Accounting Policies

Our consolidated financial statements are impacted by the accounting policies used and the estimates and assumptions made by management during their preparation. A complete listing of these policies is included in Note 2 of the notes to our financial statements for year ended December 31, 2015. We have identified below the accounting policies that are of particular importance in the presentation of our financial position, results of operations and cash flows, and which require the application of significant judgment by management.

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

Revenue Recognition

For tires qualifying under the Alberta Recycling Management Authority ("ARMA") programs, tire collections revenue from ARMA is recognized when tires are picked up from clients. Revenue from ARMA for processing these tires is recognized when the tire shred is delivered to an approved location. Costs incurred to process these tires are recorded as inventory until delivery occurs.

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

Stock-based Compensation

Our company records stock-based compensation in accordance with ASC 718, "Compensation – Stock Compensation" and ASC 505, "Equity Based Payments to Non-Employees", using the fair value method. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.

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

Item 8. Financial Statements and Supplementary Data

SUNVAULT ENERGY, INC.

Consolidated Financial Statements

December 31, 2015

(Expressed in U.S. dollars)

Index

Report of Independent Registered Public Accounting Firm	F–1

Consolidated Balance Sheets	F–2

Consolidated Statements of Operations	F–3

Consolidated Statements of Stockholders' Equity (Deficit)	F–4

Consolidated Statements of Cash Flows	F–6

Notes to the Consolidated Financial Statements	F–7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Sunvault Energy, Inc.

We have audited the accompanying consolidated balance sheets of Sunvault Energy, Inc. (the "Company") as of December 31, 2015 and 2014, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2015 and 2014, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

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

/s/ SATURNA GROUP CHARTERED PROFESSIONAL ACCOUNTANTS LLP

Saturna Group Chartered Professional Accountants LLP

Vancouver, Canada

April 13, 2016

SUNVAULT ENERGY, INC.

Consolidated Balance Sheets

(Expressed in U.S. dollars)

	December 31, 2015	December 31, 2014
	$	$
ASSETS

Current assets
Cash	76,657	547,936
Accounts receivable, net of allowance for doubtful accounts of $102,037 (2014 – $90,864) (Note 6)	322,941	910,074
Inventory (Note 7)	43,753	528,727
Due from related parties (Note 18)	602,219	219,707
Prepaid expenses and deposits	179,036	69,060

Total current assets	1,224,606	2,275,504

Restricted cash	3,605	12,930
Deferred financing costs	59,322	34,024
Property and equipment (Note 8)	2,244,082	2,372,021
Assets held for sale (Note 9)	475,378	482,044
Goodwill (Note 10)	251,299	418,851
Intangible assets (Note 11)	28,000	–

Total assets	4,286,292	5,595,374

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
Line of credit	111,345	151,141
Accounts payable and accrued liabilities (Notes 12 and 18)	2,182,619	1,518,846
Grant payable (Note 16)	700,308	835,408
Current portion of capital lease obligations (Note 15)	309,071	163,373
Current portion of long-term debt (Note 14)	141,788	144,080
Current portion of convertible debt (Note 17)	982,279	–
Deferred revenue	1,242,583	1,277,787
Loans payable (Note 13)	348,023	115,281
Due to related parties (Note 18)	371,256	221,124

Total current liabilities	6,389,272	4,427,040

Site retirement obligation	–	65,727
Capital lease obligations (Note 15)	446,045	377,094
Long-term debt (Note 14)	155,603	343,843
Convertible debt, less unamortized discount of $nil (2014 - $156,692) (Note 17)	739,155	371,503

Total liabilities	7,730,075	5,585,207

Nature of operations and continuance of business (Note 1)
Commitments and contingencies (Note 23)
Subsequent events (Note 27)

Stockholders' equity (deficit)
Common stock, 500,000,000 shares authorized, $0.001 par value 135,878,613 and 106,878,613 shares issued and outstanding, respectively	135,879	106,879
Common stock issuable (Note 20)	2,527,262	171,395
Additional paid-in capital	5,502,689	4,085,265
Deferred compensation (Note 20)	(4,849)	(30,000)
Accumulated other comprehensive income	310,472	163,395
Deficit	(11,876,858)	(4,980,553)

Total Sunvault Energy, Inc. stockholders' deficit	(3,405,405)	(483,619)

Non-controlling interest	(38,378)	493,786

Total stockholders' equity (deficit)	(3,443,783)	10,167

Total liabilities and stockholders' equity (deficit)	4,286,292	5,595,374

(The accompanying notes are an integral part of these consolidated financial statements)

SUNVAULT ENERGY, INC.

Consolidated Statements of Operations and Comprehensive Loss

(Expressed in U.S. dollars)

	Year Ended December 31, 2015	Year Ended December 31, 2014
	$	$
Revenues
Non-program service revenue	526,020	831,065
Recycling fee revenue	162,598	1,560,816
Scrap metal revenue	26,683	72,462
Services rig and software revenue	130,295	173,350
Tire collections revenue	302,053	1,117,864
Tire mulch revenue	46,989	–
Tire shred revenue	983,780	2,343,238
Transportation revenue	2,425,456	1,808,360
Total revenues	4,603,874	7,907,155

Direct costs
Amortization	314,145	275,167
Equipment rental and maintenance	648,248	825,150
Freight and transportation	560,481	1,108,303
Labour and subcontractors (Note 18)	2,298,362	2,348,339
Materials	215,578	171,825
Site operating costs	158,932	241,002
Tire processing costs	183,484	308,260
Total direct costs	4,379,230	5,278,046

Gross profit	224,644	2,629,109

Operating expenses
Amortization	61,107	50,397
Bad debt expense	109,444	162,529
Consulting fees (Note 18)	2,254,571	870,394
Equipment rental and maintenance	24,640	272,981
Foreign exchange gain (loss)	70,973	–
General and administrative	329,331	367,788
Management fees (Note 18)	1,680,487	684,374
Professional fees	555,369	404,364
Rent (Note 18)	69,321	219,033
Research and development	94,034	61,815
Salaries and subcontracting fees (Note 18)	509,745	557,021
Travel and promotion	217,139	174,545
Total operating expenses	5,976,161	3,825,241

Net loss before other income (expense)	(5,751,517)	(1,196,132)

Other income (expense)
Gain on sale of asset held for sale	11,334	–
Gain on sale of property and equipment	7,252	87,190
Gain on settlement of debt	–	847,207
Impairment of goodwill	(107,992)	(2,155,298)
Interest expense	(1,162,810)	(117,601)
Non-deductible interest and penalties	(9,331)	–
Write-down of assets held for sale	–	(17,956)
Write-down of inventory (Note 7)	(328,764)	–
Write-down of loan receivable	(81,735)	–
Total other income (expense)	(1,672,046)	(1,356,458)

Net loss before income taxes	(7,423,563)	(2,552,590)

Income tax expense (Note 26)	(4,906)	(17,062)

Net loss	(7,428,469)	(2,569,652)

Less: net loss attributable to non-controlling interest	532,164	73,398

Net loss attributable to Sunvault Energy, Inc.	(6,896,305)	(2,496,254)

Comprehensive loss

Foreign currency translation gain	147,077	55,824

Comprehensive loss attributable to Sunvault Energy, Inc.	(6,749,228)	(2,440,430)

Loss per share attributable to Sunvault Energy, Inc. shareholders, basic and diluted	(0.06)	(0.03)

Weighted average shares outstanding used in the calculation of net loss attributable to Sunvault Energy, Inc. per common share	107,337,517	86,345,782

(The accompanying notes are an integral part of these consolidated financial statements)

SUNVAULT ENERGY, INC.

Consolidated Statements of Stockholders' Equity (Deficit)

(Expressed in U.S. dollars)

	Common Stock		Common Stock	Additional Paid-in	Deferred	Accumulated Other Comprehensive Income		Non-controlling
	Shares	Amount	Issuable	Capital	Compensation	(Loss)	Deficit	Interest	Total
	#	$	$	$	$	$	$	$	$

Balance, December 31, 2013	19,500,000	19,500	–	(19,500)	–	109,028	(2,469,952)	554,037	(1,806,887)

February 19, 2014 – recapitalization transactions

Shares of Sunvault Energy, Inc.	65,827,333	65,827	–	(65,827)	–	–	–	–	–

Net assets acquired	–	–	–	133,940	–	–	–	–	133,940

Shares issued pursuant to purchase agreement with 1301540 Alberta Ltd.	9,000,000	9,000	–	1,666,000	–	–	–	–	1,675,000

Shares issued to acquire 500,000 Class A common shares of CleanGen Inc.	8,000,000	8,000	–	(5,343)	–	(1,457)	–	(1,200)	–

Shares issued pursuant to share purchase agreement with Eco-West Transport Inc.	3,333,334	3,333	–	346,667	–	–	–	–	350,000

Rescission of shares issued to Eco-West Transport Inc.	(3,333,334)	(3,333)	–	(346,667)	–	–	–	–	(350,000)

Shares issued for property and equipment	1,400,000	1,400	–	232,600	–	–	–	–	234,000

Shares issued to settle convertible debt	191,130	192	–	37,641	–	–	–	–	37,833

Shares issued to settle related party debt	230,000	230	–	30,870	–	–	–	–	31,100

Shares issued for consulting services	2,540,150	2,540	–	453,088	(49,000)	–	–	–	406,628

Shares issued pursuant to a re-pricing of a private placement	190,000	190	–	(190)	–	–	–	–	–

Fair value of share purchase warrants issued	–	–	–	1,800	–	–	–	–	1,800

Beneficial conversion feature on convertible debt issued	–	–	–	166,507	–	–	–	–	166,507

Deferred compensation charged to operations	–	–	–	–	19,000	–	–	–	19,000

Forgiveness of related party debt	–	–	–	1,453,679	–	–	–	–	1,453,679

Common stock issuable	–	–	171,395	–	–	–	–	–	171,395

Foreign currency translation loss	–	–	–	–	–	55,824	–	–	55,824

Net loss for the year	–	–	–	–	–	–	(2,496,254)	(73,398)	(2,569,652)

Preferred share dividends accrued	–	–	–	–	–	–	(14,347)	14,347	–

Balance, December 31, 2014	106,878,613	106,879	171,395	4,085,265	(30,000)	163,395	(4,980,553)	493,786	10,167

(The accompanying notes are an integral part of these consolidated financial statements)

SUNVAULT ENERGY, INC.

Consolidated Statements of Stockholders' Equity (Deficit)

(Expressed in U.S. dollars)

	Common Stock		Common Stock	Additional Paid-in	Deferred	Accumulated Other Comprehensive Income		Non-controlling
	Shares	Amount	Issuable	Capital	Compensation	(Loss)	Deficit	Interest	Total
	#	$	$	$	$	$	$	$	$

Balance, December 31, 2014	106,878,613	106,879	171,395	4,085,265	(30,000)	163,395	(4,980,553)	493,786	10,167

Shares issued for intangible assets	28,000,000	28,000	–	–	–	–	–	–	28,000

Shares issued for management services	1,000,000	1,000	486,667	734,000	–	–	–	–	1,221,667

Beneficial conversion feature on convertible debt issued	–	–	–	683,424	–	–	–	–	683,424

Deferred compensation charged to operations	–	–	–	–	25,151	–	–	–	25,151

Common stock issuable	–	–	1,869,200	–	–	–	–	–	1,869,200

Foreign currency translation loss	–	–	–	–	–	147,077	–	–	147,077

Net loss for the year	–	–	–	–	–	–	(6,896,305)	(532,164)	(7,428,469)

Balance, December 31, 2015	135,878,613	135,879	2,527,262	5,502,689	(4,849)	310,472	(11,876,858)	(38,378)	(3,443,783)

(The accompanying notes are an integral part of these consolidated financial statements)

SUNVAULT ENERGY, INC.

Consolidated Statements of Cash Flows

(Expressed in U.S. dollars)

	Year Ended December 31, 2015	Year Ended December 31, 2014
	$	$
Operating activities
Net loss	(7,428,469)	(2,569,652)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Accretion of discounts on convertible debt	838,732	9,815
Amortization of deferred financing costs	46,868	8,148
Amortization of property and equipment	375,252	325,564
Bad debt expense	109,444	162,529
Gain on sale of assets held for sale	(11,334)	–
Gain on sale of property and equipment	(7,252)	(87,190)
Gain on settlement of debt	–	(847,207)
Impairment of goodwill	107,992	2,155,298
Stock-based compensation	3,116,018	427,428
Write-down of assets held for sale	–	17,956
Write-down of inventory	328,764	–
Write-off of loan receivable	81,735	–
Write-off of site retirement obligation	(65,727)	–
Changes in operating assets and liabilities:
Accounts receivable	495,689	193,610
Inventory	156,210	60,593
Due from related parties	75,767	23,346
Prepaid expenses and deposits	(109,976)	12,175
Accounts payable and accrued liabilities	663,773	645,624
Deferred revenue	(35,204)	(577,310)
Due to related parties	162,775	95,915
Net cash provided by (used in) operating activities	(1,098,943)	56,642

Investing activities
Advances to related parties	(620,368)	(220,238)
Cash acquired on recapitalization	–	562
Proceeds from related parties	80,354	–
Proceeds from sale of property and equipment	–	241,632
Purchase of property and equipment	(39,627)	(394,046)
Restricted cash	4,117	–
Net cash used in investing activities	(575,524)	(372,090)

Financing activities
Line of credit	(39,796)	49,085
Deferred financing costs	(72,166)	(42,172)
Proceeds from convertible debt	1,205,980	538,541
Proceeds from loans payable	222,530	–
Proceeds from related parties	15,296	25,860
Repayment of loans payable	–	(32,601)
Repayment of long-term debt	(120,769)	(150,223)
Repayment of capital lease obligations	(300,664)	(114,369)
Repayments to related parties	(27,939)	(12,930)

Net cash provided by financing activities	882,472	261,191

Effect of foreign exchange rate changes on cash	320,716	54,905

Change in cash	(471,279)	648

Cash, beginning of year	547,936	547,288

Cash, end of year	76,657	547,936

Supplemental Cash Flow Information (Note 24)

(The accompanying notes are an integral part of these consolidated financial statements)

SUNVAULT ENERGY, INC.

Notes to the Consolidated Financial Statements

December 31, 2015

(Expressed in U.S. dollars)

1. Nature of Operations and Continuance of Business

Sunvault Energy, Inc. (the "Company) was incorporated in the State of Nevada on December 8, 2010 under the name 'China Green Clothing Inc.' The Company changed its name on April 29, 2011 to 'My Natural Baby Boutique Inc.', then to 'Organic Treehouse Ltd.' on January 5, 2012, and then to 'Sunvault Energy, Inc.' on May 24, 2013. The Company's previous business was in the wholesale and distribution of organic infant and toddler products which was discontinued on May 8, 2013. On February 19, 2014, the Company entered into a share purchase agreement to acquire 100% of the shares of 1454004 Alberta Ltd., which holds 100% of the issued and outstanding shares of CleanGen Power Corp. and 50% of the issued and outstanding shares of CleanGen Inc. CleanGen Inc. is a company based in Alberta, Canada that operates Cutting Edge Tire Recycling LP, CleanGen Aboriginal HR Services Ltd., and Coole Immersive Inc. (refer to Note 3). On April 11, 2014, the Company entered into a purchase agreement with 1301540 Alberta Ltd., an Alberta, Canada corporation, operating under the name Werkman Transport (refer to Note 4), to acquire its business operations. On July 15, 2014, the Company entered into a purchase agreement to acquire additional non-controlling interest of CleanGen Inc. (refer to Note 5). The Company's current business is to provide renewables integration into energy production, energy delivery, and energy consumption as well as transport services.

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at December 31, 2015, the Company has a working capital deficiency of $5,164,666 and has accumulated losses of $11,876,858 since inception. These factors raise substantial doubt regarding the Company's ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The preparation of these consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to allowance for doubtful accounts, valuation of inventory, valuation of intangible assets, the estimated useful lives and recoverability of property and equipment, valuation of assets held for sale, impairment of goodwill, write-off of site retirement obligation, stock-based compensation, capitalization of lease obligations, valuation of deferred revenue, and deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company's estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

SUNVAULT ENERGY, INC.

Notes to the Consolidated Financial Statements

December 31, 2015

(Expressed in U.S. dollars)

2. Significant Accounting Policies (continued)

(c)	Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

(d)	Accounts Receivable

The Company recognizes allowances for doubtful accounts to ensure accounts receivable are not overstated due to the inability or unwillingness of its customers to make required payments. The allowance is based on the business environment, historical bad debt expense, the age of receivables, and the specific identification of receivables the Company considers at risk. The Company reviews the adequacy of its allowance for doubtful accounts on a regular basis.

(e)	Inventory

Inventory consists of shredded tire inventory and mulch inventory, and agriculture water tanks inventory, and is comprised entirely of finished products. Inventory is valued at the lower of cost and net realizable value. Cost is determined by the first-in, first-out method. Net realizable value is the estimated selling price in the ordinary course of business, less estimated costs of completion and selling costs.

(f)	Property and Equipment

Property and equipment is initially recorded at cost. Amortization is provided using the following rates:

Building	20 years straight-line
Computer equipment	3 years straight-line
Field and production equipment	5 to 15 years straight-line
Furniture	20% declining balance
Transportation equipment	9 to 20 years straight-line
Vehicles	25% declining balance

(g)	Goodwill

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

The impairment testing is carried out in two steps. In the first step, the carrying amount of the reporting using including goodwill is compared with its fair value. When the carrying amount of a reporting unit exceeds its fairl vaue goodwill of the reporting unit is considered to be impaired and the second step is necessary.

If the total of the expected undiscounted future cash flows is less than the carrying amount of the goodwill, a loss is recognized for the excess of the carrying amount over the fair value of the goodwill. Establishing an implied fair value of goodwill requires the Company to make estimates for key inputs into complex valuation models and to apply significant judgment in the selection of estimates, assumptions and methodologies required to complete the analysis. Areas of judgment include, but are not limited to, development of multi-year business cash flow forecasts, the selection of discount rates, and the identification and valuation of unrecorded assets.

(h)	Intangible Assets

Licenses have been capitalized in accordance with ASC 350-30 "Intangibles – Goodwill and Other – General Intangibles Other Than Goodwill." The Company has not established an amortization policy as the licenses are not in use as at December 31, 2015. If the total of the expected undiscounted future cash flows is less than the carrying amount of the asset, a loss is recognized for the excess of the carrying value over the fair value of the asset.

SUNVAULT ENERGY, INC.

Notes to the Consolidated Financial Statements

December 31, 2015

(Expressed in U.S. dollars)

2. Significant Accounting Policies (continued)

(i)	Leases

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

(j)	Impairment of Long-lived Assets

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

(l)	Revenue Recognition

For tires qualifying under the Alberta Recycling Management Authority ("ARMA") programs, tire collections revenue from ARMA is recognized when tires are picked up from customers. Revenue from ARMA for processing these tires is recognized when the tire shred is delivered to an approved location. Costs incurred to process these tires are recorded as inventory until delivery occurs.

For tires that do not qualify under ARMA programs ("non-program" tires), tire collections revenue is recognized when tires are received at the Company's premises and collectability is reasonably assured. Customers also pay a recycling fee for tires delivered to the Company's premises, which is recorded as deferred revenue. The Company recognizes the recycling fee revenue once the tires have been processed.

Revenue on sales of processed tires is recognized when a sale price is agreed, tire shred is delivered to the customer, and collectability is reasonably assured.

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

Management assesses the business environment, customers' financial condition, historical collection experience, accounts receivable aging, and customer disputes to determine whether collectability is reasonably assured. If collectability is not considered reasonably assured at the time of sale, the Company does not recognize revenue until collection occurs.

SUNVAULT ENERGY, INC.

Notes to the Consolidated Financial Statements

December 31, 2015

(Expressed in U.S. dollars)

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

The Company's functional currency is the Canadian dollar and its reporting currency is the U.S. dollar. Management has adopted ASC 830, "Foreign Currency Matters". Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Average monthly rates are used to translate revenues and expenses. Gains and losses arising on translation of foreign currency denominated transactions or balances are included in the consolidated statement of operations.

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

The Company's financial instruments consist principally of cash, accounts receivable, restricted cash, accounts payable and accrued liabilities, amounts due to/from related parties, line of credit, loans payable, long-term debt, and convertible debt. Pursuant to ASC 820, the fair values of cash and restricted cash are determined based on "Level 1" inputs, which consist of quoted prices in active markets for identical assets. The recorded values of all other financial instruments, except for convertible debt and long-term debt, approximate their current fair values because of their nature and respective maturity dates or durations. The carrying amounts of convertible debt and long-term debt approximate fair value because they are priced at interest rates consistent with the Company's current borrowing rates on similar debt based on the security underlying the debt or the conversion features associated with the debt.

SUNVAULT ENERGY, INC.

Notes to the Consolidated Financial Statements

December 31, 2015

(Expressed in U.S. dollars)

2. Significant Accounting Policies (continued)

(p)	Stock-based Compensation

The Company records stock-based compensation in accordance with ASC 718 "Compensation – Stock Compensation" and ASC 505, "Equity Based Payments to Non-Employees", using the fair value method. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measureable.

(q)	Earnings (Loss) Per Share

The Company computes earnings (loss) per share in accordance with ASC 260, "Earnings per Share". ASC 260 requires presentation of both basic and diluted earnings per share ("EPS") on the face of the income statement. Basic EPS is computed by dividing earnings (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. As at December 31, 2015, the Company has 12,078,644 (2014 – 4,378,849) potentially dilutive shares outstanding.

(r)	Comprehensive Income (Loss)

ASC 220, "Comprehensive Income" establishes standards for the reporting and display of comprehensive income and its components in the financial statements. For the years ended December 31, 2015, and 2014, comprehensive income (loss) consists of foreign currency translation gains and losses.

(s)	Recent Accounting Pronouncements

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

The share purchase agreement was a capital transaction in substance and therefore has been accounted for as a reverse capitalization. Under reverse capitalization accounting, 1454004 was considered the acquirer for accounting and financial reporting purposes, and acquired the assets and assumed the liabilities of the Company. Assets acquired and liabilities assumed are reported at their historical amounts. These consolidated financial statements include the accounts of the Company since the effective date of the recapitalization and the historical accounts of 1454004 since inception. 1454004 is deemed to be the continuing entity for accounting purposes.

SUNVAULT ENERGY, INC.

Notes to the Consolidated Financial Statements

December 31, 2015

(Expressed in U.S. dollars)

3. Acquisition of 1454004 Alberta Ltd. (continued)

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

In accordance with ASC 805, "Business Combinations", the purchase agreement was deemed a business combination for accounting purposes. Assets acquired and liabilities assumed are reported at their fair values as at the Closing Date. The purchase price was determined to be $2,737,226 (Cdn$3,000,000).

The fair value of the assets acquired and liabilities assumed from 1301540 are as follows:

	Cdn$	$

Accounts receivable	306,283	279,455
Prepaid expenses	5,000	4,562
Transportation equipment	547,000	499,088
Goodwill	2,713,065	2,475,424
Accounts payable and accrued liabilities	(112,057)	(160,128)
Loan payable	(175,501)	(102,242)
Capital lease obligations	(283,790)	(258,933)

Total purchase price	3,000,000	2,737,226

The amounts of WTI's revenue and earnings included in the consolidated income statement for the year ended December 31, 2014, and the revenue and earnings of the combined entity had the acquisition date been January 1, 2014 are as follows:

	Revenue $	Net Loss $

Actual from April 11, 2014 to December 31, 2014	1,808,360	2,479,663
December 31, 2014 supplemental pro forma from January 1, 2014	8,760,880	487,519

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

SUNVAULT ENERGY, INC.

Notes to the Consolidated Financial Statements

December 31, 2015

(Expressed in U.S. dollars)

5. Acquisition of CleanGen Inc. (continued)

In accordance with ASC 810, "Consolidation", the purchase agreement was deemed to be an equity transaction for accounting purposes. A summary of the change in the Company's ownership interest in CleanGen Inc. is as follows:

$

Net loss attributable to Sunvault Energy, Inc.	(2,496,254)

Increase in the Company's paid-up capital for purchase of 500,000 Class A shares of common stock of CleanGen Inc.	1,200

Change from net loss attributable to Sunvault Energy, Inc. and transfers from the non-controlling interest	(2,495,054)

6. Accounts Receivable

	December 31, 2015 $	December 31, 2014 $

Trade accounts receivable	394,116	989,005
GST and other receivable	30,862	11,933
Allowance for doubtful accounts	(102,037)	(90,864)

	322,941	910,074

7. Inventory

	December 31, 2015 $	December 31, 2014 $

Tire mulch and other	7,194	15,727
Tire shred	36,559	513,000

	43,753	528,727

During the year ended December 31, 2015, the Company recorded a write-down of inventory of $328,764 (2014 - $nil) to adjust the cost of tire shred inventory to the lower of cost or net realizable value.

8. Property and Equipment

	Cost $	Accumulated amortization $	Net book value as at December 31, 2015 $	Net book value as at December 31, 2014 $

Building	79,442	3,027	76,415	94,768
Computer equipment	30,927	18,616	12,311	21,168
Field and production equipment	1,570,992	556,016	1,014,976	1,427,784
Furniture	52,235	18,049	34,186	12,781
Land	62,018	–	62,018	73,982
Transportation equipment	1,135,088	132,763	1,002,325	685,737
Vehicles	64,000	22,149	41,851	55,801

	2,994,702	750,620	2,244,082	2,372,021

As at December 31, 2015, included in field and production equipment are assets under capital lease with an original cost of $147,514 (2014 - $224,515) and accumulated amortization of $26,968 (2014 - $35,898). Included in transportation equipment are assets under capital lease with an original cost of $1,052,712 (2014 - $586,669) and accumulated amortization of $109,382 (2014 - $51,727). During the year ended December 31, 2015, amortization expense includes $77,711 (2014 - $72,126) related to assets under capital leases.

SUNVAULT ENERGY, INC.

Notes to the Consolidated Financial Statements

December 31, 2015

(Expressed in U.S. dollars)

9. Assets Held For Sale

Balance $

Cost	500,000

Write-down	(17,956)

Balance, December 31, 2014	482,044

Cost of assets sold	(6,666)

Balance, December 31, 2015	475,378

Assets held for sale consists of solar panels which the Company acquired in 2013 by issuing 333,333 units with a fair value of $500,000. Each unit consisted of one share common stock and one share purchase warrant exercisable at $2.00 per share expiring two years from the date of issuance. The share purchase warrants are subjected to a force exercise if the Company's share price trades at a price of $2.50 or higher for a period of 14 consecutive days.

10. Goodwill

	Cost $	Foreign currency translation adjustment $	Impairment $	Net carrying value as at December 31, 2015 $	Net carrying value as at December 31, 2014 $

Coole Immersive Inc.	137,095	(29,103)	(107,992)	–	119,073
Werkman Transport Inc.	2,475,424	(83,583)	(2,140,542)	251,299	299,778

	2,612,519	(112,686)	(2,248,534)	251,299	418,851

During the year ended December 31, 2015, the Company recorded an impairment of goodwill on Coole Immersive Inc. of $107,992 (2014 - $nil) as the carrying value could not be supported. During the year ended December 31, 2014, the Company recorded an impairment of goodwill of $2,140,542 and $14,756 on Werkman Transport Inc. and CuttingEdge Tire Recycling LP, respectively, to adjust goodwill to the fair values based on discounted cash flow projections.

11. Intangible Assets

	Cost $	Accumulated amortization $	Net book value as at December 31, 2015 $	Net book value as at December 31, 2014 $

Electrical energy storage device capacitor license	3,000	–	3,000	–
Electrical energy storage device battery license	7,500	–	7,500	–
Lighting wand license	7,500	–	7,500	–
Graphene-based plastics license	10,000	–	10,000	–

	28,000	–	28,000	–

As at December 31, 2015, the licenses acquired were not in use. As such, no amortization was recorded for the year ended December 31, 2015.

SUNVAULT ENERGY, INC.

Notes to the Consolidated Financial Statements

December 31, 2015

(Expressed in U.S. dollars)

12. Accounts Payable and Accrued Liabilities

	December 31, 2015 $	December 31, 2014 $

Trade accounts payable	1,732,625	1,202,012
Accrued liabilities	56,640	63,095
Accrued interest (Note 16)	245,074	124,303
GST payable	21,644	61,165
Income taxes payable	8,911	16,896
Payroll payable	60,859	44,910
Other payable	56,866	6,465

	2,182,619	1,518,846

13. Loans Payable

(a)

As at December 31, 2015, the Company owed $115,281 (2014 – $115,281) to a company controlled by a significant shareholder of the Company for expenses paid on behalf of the Company. The amount due is non-interest bearing, unsecured, and due on demand.

(b)

As at December 31, 2015, the Company owed $16,692 (Cdn$23,100) (2014 – $nil) to a non-related party. The amount due bears interest at 8.5% per annum, is unsecured, is repayable in four quarterly installments of $6,266 beginning on March 1, 2016, and is due on December 1, 2016.

(c)	As at December 31, 2015, the Company owed $12,000 (2014 – $nil) to a non-related party. The amount due bears interest at 8.5% per annum, is unsecured, and is due on December 1, 2016.

(d)

As at December 31, 2015, the Company owed $204,050 (2014 – $nil) to various non-related parties for proceeds received pursuant to the future exercise of share purchase warrants. The share purchase warrants are exercisable at a price of $0.50 per share of common stock for a period of 90 days from when the Company's cease trade order in Canada has been lifted. To exercise the share purchase warrants, each holder must first exercise a minimum of 25% of the respective share purchase warrants issued on demand.

14. Long-term Debt

	December 31, 2015 $	December 31, 2014 $

Business Development Bank of Canada, repayable in monthly instalments of Cdn$6,000 plus interest at 7%, maturing May 17, 2018, secured by a general interest in all present and after acquired property.	130,067	212,051

Business Development Bank of Canada, repayable in monthly instalments of Cdn$6,667 plus interest at 8%, maturing May 17, 2018, secured by a general interest in all present and after acquired property.	144,526	235,624

John Deere Finance, repayable in monthly installments of Cdn$1,262 including interest at 0%, maturing on January 1, 2018, secured by specific equipment.	22,798	40,248

	297,391	487,923

Less: current portion	(141,788)	(144,080)

Long-term portion	155,603	343,843

Principal repayments on long-term debt in each of the next four years are as follows:

Year	Cdn$	$

2016	196,220	141,788
2017	152,004	109,837
2018	63,335	45,766

	411,559	297,391

SUNVAULT ENERGY, INC.

Notes to the Consolidated Financial Statements

December 31, 2015

(Expressed in U.S. dollars)

15. Capital Lease Obligations

	December 31, 2015 $	December 31, 2014 $

Treadco Inc., equipment lease repayable in monthly installments of Cdn$5,000 including interest at 12% per annum, due in February 2015, secured by specific field equipment.	–	23,707

Travelers Financial Corporation, equipment lease repayable in monthly installments of Cdn$2,093, due in June 2016, secured by transportation equipment.	8,849	30,335

Travelers Financial Corporation, equipment lease repayable in monthly installments of Cdn$1,943, due in August 2016, secured by transportation equipment.	10,434	–

Travelers Financial Corporation, equipment lease repayable in monthly installments of Cdn$2,123, due in September 2016, secured by transportation equipment.	14,750	37,104

Coast Capital, equipment lease repayable in monthly instalments of Cdn$1,186 including interest at 8.23% per annum, due in July 2017, secured by production equipment.	15,962	28,456

Coast Capital, equipment lease repayable in monthly instalments of Cdn$1,067 including interest at 8.23% per annum, due in July 2017, secured by production equipment.	23,303	34,988

Travelers Financial Corporation, equipment lease repayable in monthly instalments of $2,327, due in January 2018, secured by transportation equipment.	43,416	–

Travelers Financial Corporation, equipment lease repayable in monthly installments of Cdn$4,188, due in June 2018, secured by transportation equipment.	82,050	131,733

Travelers Financial Corporation, equipment lease repayable in monthly installments of Cdn$6,109 for the first six payments and thereafter to decrease to Cdn$4,345, due in March 2019, secured by transportation equipment.	104,915	–

Mercado Capital Corporation, equipment lease repayable in monthly installments of Cdn $1,745, due in June 2019, secured by transportation equipment.	44,926	66,649

Blue Chip Leasing Corporation, equipment lease repayable in monthly installments of Cdn$819, due in June 2019, secured by transportation equipment.	15,908	24,630

National Leasing Group Inc., equipment lease repayable in monthly installments of Cdn$783, due in June 2019, secured by transportation equipment.	15,282	22,871

Westana Equipment Leasing Inc., equipment lease repayable in monthly installments of Cdn$2,190, due in June 2019, secured by transportation equipment.	39,897	57,467

Westana Equipment Leasing Inc., equipment lease repayable in monthly installments of Cdn$2,190, due in June 2019, secured by transportation equipment.	39,897	57,467

National Leasing Group Inc., equipment lease repayable in monthly installments of Cdn$823, due in June 2019, secured by transportation equipment.	16,618	25,060

Travelers Financial Corporation, equipment lease repayable in monthly installments of Cdn$3,674, due in February 2020, secured by transportation equipment.	107,536	–

Travelers Financial Corporation, equipment lease repayable in monthly installments of Cdn$4,070, due in March 2020, secured by transportation equipment.	123,553	–

Roynat -Takeuchi Mini Excavator, equipment lease repayable in monthly instalments of $1,173 including interest at 6.5% per annum, due in March 2020, secured by specific field equipment.	47,820	–

	755,116	540,467

Less: current portion	(309,071)	(163,373)

Long-term portion	446,045	377,094

SUNVAULT ENERGY, INC.

Notes to the Consolidated Financial Statements

December 31, 2015

(Expressed in U.S. dollars)

15. Capital Lease Obligations (continued)

Future minimum lease payments related to capital lease obligations are as follows:

$

2016	388,055
2017	233,074
2018	185,607
2019	80,088
2020	11,371

898,195

Less: imputed interest	(143,079)

755,116

Less: current portion	(309,071)

Long-term portion	446,045

16. Grant Payable

On March 31, 2014, CleanGen Power Corp., received a demand for payment from the province of Alberta pursuant to the biorefining commercialization and market development program grant agreement (the "Grant Agreement"). The amount consists of Cdn$969,157 of grant funds disallowed under the Grant Agreement and interest earned on the grant funds calculated at the CIBC prime rate per annum. As at December 31, 2015, $700,308 (Cdn$969,157) (2014 - $835,408 (Cdn$969,157)) is owed. As at December 31, 2015, accrued interest of $126,902 (Cdn$175,619) (2014 - $124,303 (Cdn$144,204)) is included in accounts payable and accrued liabilities.

17. Convertible Debt

(a)

On October 31, 2013, the Company issued a convertible promissory note in exchange for settlement of accounts payable of $15,000. The note bears interest at 8% per annum, is unsecured, and was due on April 30, 2014. The unpaid amount of principal and accrued interest can be converted at any time at the holder's option at a price of $0.50 per share of the Company's common stock. During the three months ended March 31, 2014, the Company issued additional amount under this convertible promissory note totalling $7,167 under the same terms. The maturity date will be accelerated to the closing date of any financing transaction in which the Company raises at least $250,000 in gross proceeds. On April 10, 2014, the Company issued 110,835 shares of common stock to settle the convertible debt of $22,167. Refer to Note 20(o).

(b)

On November 1, 2013, the Company issued a convertible promissory note in exchange for settlement of accounts payable of $25,000. The note bears interest at 8% per annum, is unsecured, and was due on April 30, 2014. The unpaid amount of principal and accrued interest can be converted at any time at the holder's option at a price of $0.50 per share of the Company's common stock. In December 2013, the Company issued additional amount under this convertible promissory note totalling $10,000 under the same terms. The Company is to issue the holder 45,000 shares of common stock upon the initial conversion of this promissory note. The maturity date will be accelerated to the closing date of any financing transaction in which the Company raises at least $250,000 in gross proceeds. On February 18, 2014, the Company issued 350,000 shares of common stock to settle the convertible debt of $35,000. Refer to Note 20(ee).

(c)

Effective April 22, 2014, the Company entered into private placement subscription agreements with several investors pursuant to which the Company issued convertible debentures in the aggregate amount of $180,200 and $37,936 (Cdn$52,500). The convertible debentures are unsecured, bear interest at 8% per annum and paid quarterly, is due on April 22, 2016, and may be converted into shares of the Company's common stock at any time at the conversion price of $0.30 per share. The Company incurred financing costs of $23,450 in connection with the financing, which was deferred and is being amortized over the term of the debt. During the year ended December 31, 2015, the Company amortized $11,709 (2014 - $8,148) of the deferred financing costs.

In accordance with ASC 470-20, "Debt with Conversion and Other Options", the Company determined that the convertible promissory note contained no embedded beneficial conversion feature as the convertible promissory note was issued with a conversion price higher than the fair market value of the Company's shares of common stock at the time of issuance.

SUNVAULT ENERGY, INC.

Notes to the Consolidated Financial Statements

December 31, 2015

(Expressed in U.S. dollars)

17. Convertible Debt (continued)

(d)

Effective December 15, 2014, the Company entered into private placement subscription agreements with several investors pursuant to which the Company issued convertible debentures in the aggregate amount of $725,990 and $38,153 (Cdn$52,800). The convertible debentures are unsecured, bear interest at 10% per annum and paid quarterly, due on December 15, 2016, and may be converted into shares of the Company's common stock, after six months from issuance, at a conversion price of $0.20 per share. If converted into common shares, the holder is entitled to one full warrant with an exercise price of $0.50 for a period of two years. Refer to Note 27(g). The Company must pay back the principal amount outstanding and accrued and unpaid interest any time before or at the maturity date, which is two years from the date of issuance. The Company incurred financing costs of $40,568 in connection with the financing, which was deferred and is being amortized over the term of the debt. During the year ended December 31, 2015, the Company amortized $20,197 (2014 - $nil) of the deferred financing costs.

In accordance with ASC 470-20, "Debt with Conversion and Other Options", the Company recognized the intrinsic value of the embedded beneficial conversion feature of $428,335 as additional paid-in capital and an equivalent discount which will be charged to operations over the term of the convertible debentures from the effective date to the first convertible date. Of this amount, $166,507 was recorded to additional paid-in capital as at December 31, 2014. During the year ended December 31, 2015, the Company had accreted $257,760 (2014 - $9,815) of the debt discount which was recorded as interest expense. As at December 31, 2015, the carrying values of the convertible debentures were $725,990 (2014 - $146,048) and $38,153 (Cdn$52,800) (2014 - $nil).

(e)

Effective March 1, 2015, the Company entered into private placement subscription agreements with several investors pursuant to which the Company issued convertible debentures in the aggregate amount of $447,000 and $14,655 (Cdn$20,000). The convertible debentures are unsecured, bear interest at 8.5% per annum and paid quarterly, and may be converted into shares of the Company's common stock, after six months from issuance or if the stock trades above $0.75 for a 14 calendar day period, at a conversion price of $0.25 per share. If converted into common shares, the holder is entitled to one full warrant with an exercise price of $1.00 for a period of two years. The Company must pay back the principal amount outstanding and accrued and unpaid interest any time before or at the maturity date, which is two years from the date of issuance. The Company incurred financing costs of $32,820 in connection with the financing, which was deferred and is being amortized over the term of the debt. During the year ended December 31, 2015, the Company amortized $12,491 (2014 - $nil) of the deferred financing costs.

In accordance with ASC 470-20, "Debt with Conversion and Other Options", the Company recognized the intrinsic value of the embedded beneficial conversion feature of $259,164 as additional paid-in capital and an equivalent discount which will be charged to operations over the term of the convertible debentures from the effective date to the first convertible date. During the year ended December 31, 2015, the Company had accreted $259,164 (2014 - $nil) of the debt discount which was recorded as interest expense. As at December 31, 2015, the carrying values of the convertible debentures were $447,000 (2014 - $nil) and $14,655 (Cdn$20,000) (2014 - $nil).

(f)

Effective June 1, 2015, the Company entered into private placement subscription agreements with several investors pursuant to which the Company issued convertible debentures in the aggregate amount of $277,500. The convertible debentures are unsecured, bear interest at 8.5% per annum and paid quarterly, and may be converted into shares of the Company's common stock, after six months from issuance or if the stock trades above $1.00 for a 14 calendar day period, at a conversion price of $0.50 per share. If converted into common shares, the holder is entitled to one full warrant with an exercise price of $1.00 for a period of two years. The Company must pay back the principal amount outstanding and accrued and unpaid interest any time before or at the maturity date, which is two years from the date of issuance. The Company incurred financing costs of $17,500 in connection with the financing, which was deferred and is being amortized over the term of the debt. During the year ended December 31, 2015, the Company amortized $2,471 (2014 - $nil) of the deferred financing costs.

In accordance with ASC 470-20, "Debt with Conversion and Other Options", the Company recognized the intrinsic value of the embedded beneficial conversion feature of $166,500 as additional paid-in capital and an equivalent discount which will be charged to operations over the term of the convertible debentures from the effective date to the first convertible date. During the year ended December 31, 2015, the Company had accreted $166,500 (2014 - $nil) of the debt discount which was recorded as interest expense. As at December 31, 2015, the carrying values of the convertible debentures were $277,500 (2014 - $nil).

SUNVAULT ENERGY, INC.

Notes to the Consolidated Financial Statements

December 31, 2015

(Expressed in U.S. dollars)

18. Related Party Transactions

(a)

As at December 31, 2015, the Company owed $67,108 (2014 - $10,286) to a company controlled by the Chief Executive Officer of the Company for unpaid management fees and expenses paid on behalf of the Company. The amount due is unsecured, non-interest bearing, and due on demand.

(b)

As at December 31, 2015, the Company was owed $81,735 (2014 - $56,511) from a company with common officers and directors for cash advances. The amount due is unsecured, non-interest bearing, and due on demand. During the year ended December 31, 2015, the Company recorded an allowance of $81,735 against the outstanding balance.

(c)

As at December 31, 2015, the Company owed $19,500 (2014 - $19,500) to the former Chief Technology Officer of the Company for cash advances. The amount due is unsecured, non-interest bearing, and due on demand.

(d)	As at December 31, 2015, the Company owed $14,980 (2014 - $14,980) to the Secretary of the Company for cash advances. The amount due is unsecured, non-interest bearing, and due on demand.

(e)

As at December 31, 2015, the Company owed $180,240 (2014 - $107,232) to a company controlled by a director of the Company for expenses paid on behalf of the Company and unpaid management fees. The amount due is unsecured, non-interest bearing, and due on demand.

(f)

As at December 31, 2015, the Company owed $86,537 (2014 - $nil) to a company controlled by the President of the Company for unpaid management fees. The amount due is unsecured, non-interest bearing, and due on demand.

(g)

As at December 31, 2015, the Company was owed $27,706 (2014 - $nil) from a related company with common directors for cash advances. The amount due is unsecured, non-interest bearing, and due on demand.

(h)

As at December 31, 2015, the Company was owed $469,608 (2014 - $158,886) from a company controlled by common officers and directors for cash advances. The amount due is non-interest bearing, due on demand, and secured by solar panels owned by this company.

(i)

As at December 31, 2015, the Company was owed $66,105 (2014 - $nil) from a company controlled by a significant shareholder for cash advances. The amount due is unsecured, non-interest bearing, and due on demand.

(j)

As at December 31, 2015, the Company was owed $5,780 (2014 - $nil) from a significant shareholder of the Company for cash advances. The amount due is unsecured, non-interest bearing, and due on demand.

(k)

As at December 31, 2015, the Company was owed $3,613 (Cdn$5,000) (2014 - $4,310 (Cdn$5,000)) from a director of the Company for cash advanced. As at December 31, 2015, the Company owed $21,262 (Cdn$29,425) (2014 - $nil) to this director of the Company for unpaid consulting fees, which was included in accounts payable and accrued liabilities. The amounts due are unsecured, non-interest bearing, and due on demand.

(l)

As at December 31, 2015, the Company owed $62,466 (Cdn$86,445) (2014 - $20,804 (Cdn$24,134)) to the former President of 1454004 and companies controlled by the former President of 1454004 for cash advances. Of this amount, $59,575 (Cdn$82,445) (2014 - $nil) was included in accounts payable and accrued liabilities. The amount due is unsecured, non-interest bearing, and due on demand.

(m)

As at December 31, 2015, the Company was owed $4,408 from (Cdn$6,099) (2014 – owed $69 (Cdn$80) to) the President of Coole Immersive Inc. for cash advances. The amount due is unsecured, non-interest bearing, and due on demand.

(n)

As at December 31, 2015, the Company was owed $24,999 (Cdn$34,595) from (2014 – owed $48,253 (Cdn$55,980) to) the President of WTI for cash advances. The amount due is unsecured, non-interest bearing, and due on demand.

(o)

For the year ended December 31, 2015, the Company incurred management fees of $12,704 (2014 - $133,573) and consulting fees of $nil (2014 - $37,129) to the former President of 1454004 and companies controlled by the former President of 1454004.

(p)	For the year ended December 31, 2015, included in consulting fees are the following amounts:

•	$9,960 (2014 - $nil) incurred to the former Chief Technology Officer of the Company;
•	$149,410 (2014 - $7,245) incurred to directors of the Company; and
•	$nil (2014 - $36,223) incurred to a significant shareholder of the Company.

SUNVAULT ENERGY, INC.

Notes to the Consolidated Financial Statements

December 31, 2015

(Expressed in U.S. dollars)

18. Related Party Transactions (continued)

(q)	For the year ended December 31, 2015, included in labour and subcontractor costs are the following amounts:

•	$86,820 (2014 - $296,824) incurred to a company controlled by the brother of the President of WTI;
•	$nil (2014 - $4,567) incurred to the daughter of the former President of 1454004; and
•	$27,541 (2014 - $41,035) incurred to the son of the former President of 1454004.

(r)	For the year ended December 31, 2015, included in salaries and subcontracting fees are the following amounts:

•	$55,129 (2014 - $nil) incurred to the President of Coole Immersive Inc.;
•	$nil (2014 - $3,490) incurred to the son of the former President of 1454004; and
•	$nil (2014 - $12,980) incurred to a former director of 1454004.

(s)	For the year ended December 31, 2015, included in management fees are the following amounts:

•	$120,000 (2014 - $115,000) incurred to the Chief Executive Officer of the Company;
•	$605,417 (2014 - $nil) incurred to the President of the Company including fair value of $486,667 (2014 - $nil) for shares issued;
•	$nil (2014 - $34,500) incurred to the former Chief Technology Officer of the Company;
•	$799,377 (2014 - $141,755) incurred to directors of the Company including fair value of $735,000 (2014 - $nil) for shares issued;
•	$93,813 (2014 - $76,974) incurred to the President of WTI;
•	$nil (2014 - $76,119) incurred to the daughter of the former President of 1454004;
•	$nil (2014 - $46,185) incurred to the son of the former President of 1454004; and
•	$nil (2014 - $129,800) incurred to a former director of 1454004.

19. Subsidiary Preferred Stock

On June 6, 2012, the Company's subsidiary, CleanGen Inc., issued 20,000 shares of preferred stock at a price of Cdn$25 per share for proceeds of Cdn$500,000. The preferred stock provides for a 12% annual cumulative dividend to its holders, compounded semi-annually. During the year ended December 31, 2015, the Company accrued dividends of $nil (2014 - $14,346). The shares of preferred stock carry no voting rights and are automatically convertible into shares of common stock of CleanGen Inc. upon a change in the controlling interest of CleanGen Inc. at a rate equal to the sum of Cdn$1,000 plus accrued and unpaid dividends divided by Cdn$25.

On March 21, 2014, the Company acquired controlling interest of CleanGen Inc. by converting 21,000 shares of preferred stock it had acquired into 840,000 shares of common stock of CleanGen Inc. Due to the change in control, the 20,000 shares of preferred stock of CleanGen Inc. outstanding automatically converted into 804,600 shares of common stock of CleanGen Inc.

20. Common Stock

Share transactions for the year ended December 31, 2015:

(a)

On December 29, 2015, the Company issued 3,000,000 shares of common stock with a fair value of $3,000 assigned to a related company with common directors to purchase the electric energy storage device capacitor license pursuant to a license purchase agreement dated April 2, 2015 and amended on December 15, 2015. Refer to Note 11. Due to the non-arms length nature of the transaction, the Company recorded the value of the shares of common stock issued at par value.

(b)

On December 29, 2015, the Company issued 7,500,000 shares of common stock with a fair value of $7,500 to a related company with common directors to purchase the electric energy storage device battery license pursuant to a finder's fees agreement dated December 14, 2015 and amended on March 29, 2016. Refer to Note 11. Due to the non-arms length nature of the transaction, the Company recorded the value of the shares of common stock issued at par value.

(c)

On December 29, 2015, the Company issued 7,500,000 shares of common stock with a fair value of $7,500 to a related company with common directors to purchase the lighting wand license pursuant to a finder's fees agreement dated December 14, 2015 and amended on March 29, 2016. Refer to Note 11. Due to the non-arms length nature of the transaction, the Company recorded the value of the shares of common stock issued at par value.

(d)

On December 29, 2015, the Company issued 10,000,000 shares of common stock with a fair value of $10,000 to a related company with common directors to purchase the graphene plastics license pursuant to a finder's fees agreement dated December 14, 2015 and amended on March 29, 2016. Refer to Note 11. Due to the non-arms length nature of the transaction, the Company recorded the value of the shares of common stock issued at par value.

SUNVAULT ENERGY, INC.

Notes to the Consolidated Financial Statements

December 31, 2015

(Expressed in U.S. dollars)

20. Common Stock (continued)

Share transactions for the year ended December 31, 2015 (continued):

(e)

On December 29, 2015, the Company issued 1,000,000 shares of common stock with a fair value of $735,000 assigned to a related company with common directors for directors' fees. The fair value of the shares was determined based on the closing price of the Company's common stock.

(f)

As at December 31, 2015, the Company had $171,395 (2014 – $171,395) in common stock issuable to a company controlled by the President of WTI for the acquisition of certain assets and assumption of certain liabilities of 1301540 Alberta Ltd. on April 15, 2014. The fair value of the common stock was determined based on the closing price of the Company's common stock.

(g)

As at December 31, 2015, the Company had $486,667 (2014 – $nil) in common stock issuable to a company controlled by the President of the Company for management fees incurred. The fair value of the common stock was determined based on the closing price of the Company's common stock. Refer to Note 23(h).

(h)

As at December 31, 2015, the Company had $360,000 (2014 – $nil) in common stock issuable to a consultant pursuant to a consulting agreement dated April 22, 2015. Refer to Note 23(j). The fair value of the common stock was determined based on the closing price of the Company's common stock.

(i)

As at December 31, 2015, the Company had $360,000 (2014 – $nil) in common stock issuable to a consultant pursuant to a consulting agreement dated November 9, 2015. The fair value of the common stock was determined based on the closing price of the Company's common stock. Refer to Note 23 (m) and 27(d).

(j)

As at December 31, 2015, the Company had $1,149,200 (2014 – $nil) in common stock issuable to a consultant for consulting fees incurred. Refer to Note 27(c). The fair value of the common stock was determined based on the closing price of the Company's common stock.

(k)

On March 1, 2014, the Company entered into a consulting agreement with a non-related party for a period of one year commencing March 1, 2015. As consideration for these services, the Company issued 300,000 shares of common stock with a fair value of $30,000 which was recorded as deferred compensation. The fair value of the common stock was determined based on the closing price of the Company's common stock. During the year ended December 31, 2015, the Company expensed $25,151 of the deferred compensation as consulting fees, which reflects the pro-rata portion of the services provided to December 31, 2015.

Share transactions for the year ended December 31, 2014:

(l)	On March 7, 2014, the Company issued 19,500,000 shares of common stock pursuant to the share purchase agreement with 1454004 to effect the acquisition and reverse capitalization. Refer to Note 3.

(m)

On April 4, 2014, the Company issued 120,000 shares of common stock with a fair value of $15,600 to a company controlled by the Chief Executive Officer of the Company to settle debt of $30,000. The Company recorded a gain on settlement of debt of $14,400. The fair value of the common stock was determined based on the closing price of the Company's common stock.

(n)

On April 4, 2014, the Company issued 50,000 shares of common stock with a fair value of $6,500 to the former Chief Technology Officer of the Company to settle debt of $6,000. The Company recorded a loss on settlement of debt of $500. The fair value of the common stock was determined based on the closing price of the Company's common stock.

(o)

On April 10, 2014, the Company issued 191,130 shares of common stock with a fair value of $37,833 to settle the convertible debt of $22,167, accounts payable of $15,000 and accrued interest of $666. Refer to Note 17(a). The fair value of the common stock was determined based on the closing price of the Company's common stock.

(p)

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

(q)

On April 28, 2014, the Company issued 5,000,000 shares of common stock with a fair value of $775,000 pursuant to the purchase agreement with 1301540. Refer to Note 4. The fair value of the common stock was determined based on the closing price of the Company's common stock.

(r)

On June 5, 2014, the Company issued 100,000 shares of common stock with a fair value of $19,000 to a consultant pursuant to a consulting agreement dated April 15, 2014, of which $19,000 was expensed as consulting fees which reflects the pro-rata portion of the services provided to December 31, 2014. The fair value of the common stock was determined based on the closing price of the Company's common stock.

SUNVAULT ENERGY, INC.

Notes to the Consolidated Financial Statements

December 31, 2015

(Expressed in U.S. dollars)

20. Common Stock (continued)

Share transactions for the year ended December 31, 2014 (continued):

(s)

On June 5, 2014, the Company issued 300,000 shares of common stock with a fair value of $30,000 to a consultant pursuant to an agreement dated March 1, 2014, which was recorded as deferred compensation and will be expensed as consulting fees pro-rata over the term of the agreement which will commence in March 2015. The fair value of the common stock was determined based on the closing price of the Company's common stock.

(t)

On June 5, 2014, the Company issued 500,000 shares of common stock with a fair value of $60,000 to a consultant pursuant to an agreement dated March 15, 2014. The fair value of the common stock was determined based on the closing price of the Company's common stock.

(u)

On June 6, 2014, the Company issued 600,000 shares of common stock with a fair value of $114,000 to a consultant pursuant to an agreement dated April 15, 2014. The fair value of the common stock was determined based on the closing price of the Company's common stock.

(v)

On June 6, 2014, the Company issued 40,150 shares of common stock with a fair value of $7,628 to a consultant pursuant to an agreement dated May 28, 2014. The fair value of the common stock was determined based on the closing price of the Company's common stock.

(w)

On June 11, 2014, the Company issued 60,000 shares of common stock with a fair value of $9,000 to the former Chief Technology Officer of the Company to settle debt of $9,000. The fair value of the common stock was determined based on the closing price of the Company's common stock.

(x)

On June 11, 2014, the Company issued 500,000 shares of common stock with a fair value of $95,000 to a consultant pursuant to an agreement dated April 15, 2014. The fair value of the common stock was determined based on the closing price of the Company's common stock.

(y)

On July 23, 2014, the Company issued 8,000,000 shares of common stock to acquire 500,000 Class A shares of common stock of CleanGen Inc., upon which the Company secured a 70% interest of CleanGen Inc. Refer to Note 5.

(z)	On July 29, 2014, the Company issued an additional 190,000 shares of common stock to re-price the subscription price for a private placement of shares of common stock issued on September 16, 2013.

(aa)

On August 8, 2014, the Company issued 1,000,000 shares of common stock with a fair value of $170,000 to two vendors to purchase trailer units pursuant to equipment purchase agreements dated July 25, 2014. The fair value of the common stock was determined based on the closing price of the Company's common stock.

(bb)

On August 8, 2014, the Company issued 400,000 shares of common stock with a fair value of $64,000 to a vendor to purchase an oil service truck pursuant to an equipment purchase agreement dated July 29, 2014. The fair value of the common stock was determined based on the closing price of the Company's common stock.

(cc)

On September 26, 2014, pursuant to an addendum to the Services and Commission Agreement with Aboriginal Financial Services Corporation ("AFSC"), a company controlled by a director of the Company, the Company issued 500,000 shares of common stock with a fair value of $130,000 to AFSC as additional consideration for AFSC's performance of services rendered in identifying and introducing other business opportunities to the Company. Refer to Note 23(e). The fair value of the common stock was determined based on the closing price of the Company's common stock.

(dd)

On October 10, 2014, the Company issued 4,000,000 shares of common stock with a fair value of $900,000 pursuant to the purchase agreement with 1301540 Alberta Ltd. as payment towards the purchase price. Refer to Note 4. The fair value of the common stock was determined based on the closing price of the Company's common stock.

SUNVAULT ENERGY, INC.

Notes to the Consolidated Financial Statements

December 31, 2015

(Expressed in U.S. dollars)

20. Common Stock (continued)

Share transactions of the Company prior to the reverse capitalization:

	Common Stock		Additional Paid-in
	Shares #	Amount $	Capital $

Balance, December 31, 2013	65,177,333	65,177	646,922

Fair value of stock options vested	–	–	231,320
Shares issued to settle convertible debt	350,000	350	34,650
Shares issued for services rendered	300,000	300	29,700

Balance, February 19, 2014	65,827,333	65,827	942,592

Share transactions of the Company for the period from December 31, 2013 to February 19, 2014 prior to the reverse capitalization:

(ee)	On February 18, 2014, the Company issued 350,000 shares of common stock to settle convertible debt of $35,000. Refer to Note 17(b).

(ff)	On February 18, 2014, the Company issued 300,000 shares of common stock pursuant to a licensing agreement. Refer to Note 23(b).

21. Stock Options

On February 6, 2014, the Company adopted the 2014 Stock Option Plan which permits the Company to grant stock options for up to 12,968,800 shares of common stock to officers, directors, employees, and consultants. The Board of Directors will determine the exercise price and vesting schedule for stock options granted. The maximum term of stock options granted is five years.

A summary of the Company's stock option activity is as follows:

	Number of options	Weighted average exercise price $	Aggregate intrinsic value $

Outstanding, December 31, 2013	–	–

Issued as part of the recapitalization	3,100,000	0.10

Outstanding, December 31, 2014 and 2015	3,100,000	0.10	1,829,000

Additional information regarding stock options outstanding as at December 31, 2015, is as follows:

	Outstanding and exercisable
Range of exercise prices $	Number of shares	Weighted average remaining contractual life (years)	Weighted average exercise price $

0.10	3,100,000	3.1	0.10

22. Share Purchase Warrants

Pursuant to a consulting agreement dated April 15, 2014, the Company issued 100,000 share purchase warrants exercisable at a price of $2.00 per share for a term of three years. The fair value of the warrants of $1,800 was estimated using the Black-Scholes option pricing model with the following weighted average market assumptions: expected life of 3 years, volatility of 100%, no expected dividends, and a risk free rate of 0.84%.

SUNVAULT ENERGY, INC.

Notes to the Consolidated Financial Statements

December 31, 2015

(Expressed in U.S. dollars)

22. Share Purchase Warrants (continued)

The following table summarizes the continuity of share purchase warrants:

	Number of warrants	Weighted average exercise price $

Balance, December 31, 2013	–	–
Issued as part of the recapitalization	427,333	2.00
Issued to a consultant	100,000	2.00

Balance, December 31, 2014	527,333	2.00
Issued	1,930,000	0.50
Expired	(427,333)	2.00

Balance, December 31, 2015	2,030,000	0.57

As at December 31, 2015, the following share purchase warrants were outstanding:

Number of warrants	Exercise price $	Expiry date

100,000	2.00	April 15, 2017
1,930,000	0.50	90 days from when the Company's cease trade order in Canada has been lifted

2,030,000

23. Commitments and Contingencies

(a)

On September 14, 2011, CleanGen Power received notice that The Groundworx Co. ("Groundworx") was seeking damages of Cdn$33,678 for repair services provided for a Doppstadt Shredder (the "Shredder"). Management of CleanGen Power asserts that any repair services provided for the Shredder was done without the agreement and the knowledge of CleanGen Power. On October 5, 2012, CleanGen Power filed a Statement of Defense and Counterclaim, seeking damages of Cdn$6,000,000 from Groundworx for the following: (i) trespassing, including physical damage to the gates and structures located on land that CleanGen Power was entitled to possession of; (ii) removal and conversion of the Shredder without permission; (iii) consequential losses arising from, but not limited to, CleanGen Power's inability to perform its obligations under agreements with third parties as a direct result of the loss of the Shredder; (iv) damages arising from the disruption of CleanGen Power's business, causing CleanGen Power to be unable to honour all of its financial obligations to third parties; and (v) administrative time and resources spent by CleanGen Power to locate the Shredder and to deal with the abovementioned acts of Groundworx. On November 16, 2012, CleanGen Power received a Statement of Defense to Counterclaim from Groundworx, who denied all of the allegations in the Counterclaim. There have been no changes to the case since April 30, 2013 when CGPC served its Affidavit of Records. CleanGen Power has until April 30, 2016 to advance the action or it risks automatic dismissal for delay by the Court.

(b)

On December 9, 2013, the Company entered into a licensing agreement pursuant to which the Company has been granted a royalty-bearing, exclusive license to certain patented inventions. The Company has agreed to pay the licensor $3,000 and issue shares of common stock equal to a fair value of $30,000 on or before January 8, 2014. Refer to Note 20(ff). The Company will pay royalties to the licensor calculated based on 4% of net sales for licensed products and processes. The minimum royalty payments are to be paid in advance on a quarterly basis as follows: December 3, 2018: - $500; year 2019 - $2,000; year 2020 - $4,000; year 2021 - $6,000; year 2022 - $8,000; and $10,000 for year 2023 and every year thereafter for the life of the agreement. If the first sale of a licensed product occurs before 2019, the first minimum royalty payment will be due on December 31 of the year in which the first sale occurred and the due dates for the subsequent minimum royalty payments will be adjusted accordingly. The Company must provide funding of at least $50,000 by January 6, 2014 for research by the licensor in the area of electrochemical based solar cells with energy storage capacity. In addition, the Company must pay the licensor milestone payments as follows: $5,000 upon completion of a working prototype due on March 31, 2018 and $10,000 upon its first commercial sale due on March 31, 2019. The Company must execute the first commercial sales of products to a retail customer on or before March 31, 2019 or the licensor has the right to terminate the agreement. The term of this license will continue until the latter of the date that no licensed patent remains a pending application or an unforceable patent, or the date on which the licensee's obligation to pay royalties expires.

SUNVAULT ENERGY, INC.

Notes to the Consolidated Financial Statements

December 31, 2015

(Expressed in U.S. dollars)

23. Commitments and Contingencies (continued)

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

(d)

On April 15, 2014, the Company entered into a management agreement with a company controlled by the President of WTI, whereby the Company is to pay Cdn$10,000 per month for the management services for a term of five years.

(e)

On April 24, 2014, the Company entered into a Services and Commission Agreement with Aboriginal Financial Services Corporation ("AFSC"), a company controlled by the President of the Company, pursuant to which AFSC will provide the Company with knowledge regarding various Aboriginal peoples, groups, organizations and First Nations, Metis and Inuit communities ("Aboriginal Stakeholders") and their business practices to assist the Company in identifying utility resource development and associated services to assist the Company with contractual arrangements for the development of resource opportunities on Aboriginal lands.

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

On September 26, 2014, pursuant to an addendum to the Services and Commission Agreement with AFSC, the Company issued 500,000 shares of common stock to AFSC as additional consideration for AFSC's performance of services rendered in identifying and introducing other business opportunities to the Company. Refer to Note 20(cc).

(f)

On September 14, 2014, the Company entered into an agreement with a company controlled by a director of the Company whereby the Company is to pay Cdn$5,500 per month, payable in semi-monthly installments, which is to be paid with shares of common stock of the Company until the Company has adequate funding. If the agreement is terminated by the Company without cause or as a result of a change in control, this Company will be entitled to termination pay of $66,000 per year of service rendered.

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

December 31, 2015

(Expressed in U.S. dollars)

23. Commitments and Contingencies (continued)

(h)

On March 18, 2015, the Company entered into a management agreement with AFSC for services to be rendered as an officer and director of the Company. In consideration for the management services rendered, the Company agrees to pay AFSC the following fees and expenses:

i)

Upon execution of this agreement, the Company agrees to issue to AFSC 666,667 unrestricted common voting shares of the Company at the then prevailing market price and stock options as determined by the Board of Directors (refer to Note 20(g));

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

(i)

On April 2, 2015 and amended on December 15, 2015, the Company entered into a technology development and license agreement (the "License Agreement") with a consultant and a company with common directors. Pursuant to the License Agreement, in consideration of the license granted to the Company and the related company for the development of the EESD graphene-based supercapacitor, the Company is to pay a monthly laboratory operations funding fee of $10,000 and issue 3,000,000 shares of common stock to the consultant. The common stock issued were assigned to the related company. Refer to Note 20(a).

(j)

On April 22, 2015, the Company entered into an agreement with a non-related party whereby the Company is to pay Cdn$12,500 per month for services rendered. At the successful conclusion of the probationary period of four months, the Company is to issue a bonus of 500,000 shares of common stock. As at December 31, 2015, the Company had $360,000 in common stock issuable to this consultant. Refer to Note 20(h).

(k)

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

(l)

On October 21, 2015, the Company entered into an agreement with a consultant for services to be rendered for a term of one year with automatic six months renewal terms unless terminated in writing by either party. In consideration for the services rendered or introductions made to financing sources by the consultant ("Financing Transaction"), the consultant shall be entitled to receive a success fee equal to 10% of the Company's proceeds from the Financing Transaction once the Financing Transaction is closed. Payment of the success fee shall be made concurrently with the first payment on the Financing Transaction and shall be based upon the total proceeds paid directly or indirectly or for the benefit of the Company by or for the financing source as a result of the transaction. If the Company is acquired or a deal is closed by reverse merger, the consultant shall be entitled to receive a success fee equal to 8% of the value of the merger. The Company shall pay the success fee from the proceeds due to it. All monies have to be realized and received by the Company prior to the payment of the success fee.

(m)

On November 9, 2015, the Company entered into an agreement with a non-related party whereby the Company is to pay Cdn$10,000 per month for services rendered and issue a signing bonus of 500,000 shares of common stock upon execution. The Company also agreed to pay two months compensation for work previous to the signing of the agreement. As at December 31, 2015, the Company had $360,000 in common stock issuable to this consultant. Refer to Note 20(i).

SUNVAULT ENERGY, INC.

Notes to the Consolidated Financial Statements

December 31, 2015

(Expressed in U.S. dollars)

23. Commitments and Contingencies (continued)

(n)

On November 20, 2015, the Company received an Amended Notice of Civil Claim from Shaw Production Way Holdings Inc. (formerly known as Shawood Lumber Inc.) ("Shaw"). Shaw asserts that in August 2014, the Company and Shaw entered into an agreement pursuant to which Shaw would transfer its security interest in Stealth Ventures Inc. ("Stealth") secured note (the "Secured Note") to the Company, but would retain possession of the Secured Note until such time as the preferred shares are converted into free trading common shares of the Company at $0.30 per share or Shaw receives cash from Stealth. In September 2015, Shaw tendered to convert the preferred shares of the Company into common shares of the Company, which were not received. Shaw sought relief for damages for the Company's breach of the agreement and an order for the Company to deliver the common shares or damages of approximately $1,000,000 plus interest and costs. On January 29, 2016, the Company has filed an Amended Response to the Civil Claim. Management of the Company asserts that pursuant to a written contract dated August 14, 2014, the Company would authorize the issuance of $900,000 worth of preferred shares, convertible into common stock at $0.30 per share, in exchange for transfer of the Secured Note. The Company, jointly with Shaw, would continue to hold as security a charge on the assets of Stealth until either the conversion of the preferred shares to common shares or redemption of the note on or before July 31, 2015. Management asserts that Shaw did not transfer the debenture to the Company as required under the agreement.

(o)

On November 29, 2015 but effective November 25, 2015, the Company entered into a services and commission agreement with a consultant for services to be rendered. In consideration for the services rendered to introduce and assist the Company to enter in agreements with various interested stakeholders for the development of certain business opportunities (the "Target Contracts"), the Company agrees to pay total commission in cash equal to 10% of the amount of the total final Target Contract(s) for the proposed project(s) undertaken by the interested stakeholders. If the full amount of the Target Contract(s) is not paid all at once, pro-rated commissions using a ratio of the amount advanced over the amount of the total contract value shall be paid within three days of the Company receiving the funds for said project(s). The agreement may be terminated by either party with 90 days written notice.

In the event of circumvention, either directly or indirectly, the Company agrees to pay a monetary penalty equal to the remuneration the consultant was entitled to under this agreement, plus all legal expenses incurred in the recovery of such remuneration plus interest equivalent to 1.5% compounded monthly for all outstanding amounts owing. The consultant shall be entitled to its remuneration regardless of circumvention as if circumvention had not occurred.

(p)

On December 10, 2015, the Company received a notice of claim from Russel Matichuk for unpaid services in the amount of Cdn$99,750, damages of Cdn$25,500 for wrongful termination, pre-judgment interest, and costs. The claim is for supposed unpaid and owed salary and severance from the CleanGen group of companies. The Company has filed a response to the claim that there is no record of him being an employee and that if his claim is true, his amounts owing were never disclosed to the Company and will be added to the ongoing litigation against Albert and Norma Klyne for misrepresentation and lack of disclosure during the acquisition of CleanGen Inc. by the Company.

24. Supplemental Cash Flow Information

	2015 $	2014 $

Non-cash investing and financing activities:
Beneficial conversion feature on convertible debt	683,424	166,507
Forgiveness of related party debt recorded as additional paid-in capital	–	1,453,679
Property and equipment financed under capital lease	617,204	364,812
Shares issued to acquire the business operations of 1301540 Alberta Ltd.	–	1,675,000
Shares issued to acquire intangible assets	28,000	–
Shares issued to acquire property and equipment	–	234,000
Shares issued to settle convertible debt	–	22,167
Shares issued to settle related party debt	–	31,100
Shares issued to settle accounts payable and accrued liabilities	–	15,666

Supplemental disclosures:
Interest paid	115,487	75,240
Income taxes paid	9,505	2,388

SUNVAULT ENERGY, INC.

Notes to the Consolidated Financial Statements

December 31, 2015

(Expressed in U.S. dollars)

25. Segmented Information

The Company has three reportable segments: (i) recycling services, (ii) services rig and software revenue, and (iii) transportation services. The Company allocates resources to and assess the performance of each reportable segment using information about its revenue and operating income (loss). The Company does not evaluate operating segments using discrete asset information.

The "Corporate and other" category includes income, expenses, and charges such as:

•	results of operations of various initiatives which support all of the Company's reportable segments;
•	corporate management costs, such as human resources, finance and legal, not allocated to the Company's reportable segments; and
•	stock-based compensation.

The following table summarizes the financial performance of the Company's reportable segments:

	2015 $	2014 $

Recycling services	2,048,123	5,925,445
Services rig and software revenue	130,295	173,350
Transportation services	2,557,922	2,121,341
Elimination of inter-segment net revenue	(132,466)	(312,981)

Total consolidated net revenue	4,603,874	7,907,155

The following table provides a reconciliation to the Company's consolidated operating results:

	2015 $	2014 $

Recycling services	(1,184,986)	454,914
Services rig and software revenue	(50,930)	(66,886)
Transportation services	352,010	(227,881)
Corporate and other	(4,867,611)	(1,356,279)

Total consolidated operating income (loss)	(5,751,517)	(1,196,132)

Segmentation by geographical location is not presented as all revenues are earned in Canada and all long-lived assets are located in Canada. Total assets by segment are not presented as that information is not used to allocate resources or assess performance at the segment level and is not reviewed by the Chief Operating Decision Maker of the Company.

26. Income Taxes

The Company is subject to income taxes at a combined rate of 34% (2014 – 34%). The reconciliation of the provision for income taxes at the combined statutory rate compared to the Company's income tax expense as reported is as follows:

	2015 $	2014 $

Income tax expense (recovery) at statutory rate	(2,524,009)	(848,724)

Permanent difference and other	950,624	(168,031)
Change in tax rates and true up	–	167,853
Difference in tax rates between foreign jurisdictions	163,030	(39,915)
Valuation allowance change	1,415,261	905,879

Provision for income taxes	4,906	17,062

SUNVAULT ENERGY, INC.

Notes to the Consolidated Financial Statements

December 31, 2015

(Expressed in U.S. dollars)

26. Income Taxes (continued)

The significant components of deferred income tax assets and liabilities as at December 31, 2015 and 2014, after applying enacted income tax rates, are as follows:

	2015 $	2014 $

Net operating losses carried forward	2,305,941	1,037,792
Property and equipment	26,598	(107,482)
Goodwill and intangible assets	346,520	333,488
Valuation allowance	(2,679,059)	(1,263,798)

Net deferred income tax asset	–	–

The Company has net operating losses carried forward of $7,809,498 which may be carried forward to apply against future year taxable income, subject to the final determination by taxation authorities, expiring in the following years:

$

2031	547,457
2032	796,121
2033	866,537
2034	1,494,672
2035	4,104,711

7,809,498

27. Subsequent Events

(a)

Subsequent to December 31, 2015, the Company received proceeds in the amount of $15,000 and Cdn$123,500 pursuant to the future exercise of share purchase warrants. The share purchase warrants are exercisable at a price of $0.50 per share of common stock for a period of 90 days from when the Company's cease trade order in Canada has been lifted. To exercise the share purchase warrants, each holder must first exercise a minimum of 25% of the respective share purchase warrants issued.

(b)	On January 11, 2016, the Company received a loan repayment of Cdn$30,000 from a related company with common directors.

(c)

On February 9, 2016, the Company issued 1,690,000 shares of common stock with a fair value of $1,149,200 as consulting fees. The amount was recorded as shares issuable as at December 31, 2015. Refer to Note 20(j).

(d)

On February 10, 2016, the Company issued 500,000 shares of common stock with a fair value of $360,000 for a signing bonus to a consultant which was recorded as shares issuable as at December 31, 2015. The Company also issued of 78,750 shares of common stock with a fair value of $41,738 to settle amounts owing to this consultant. Refer to Note 20(i).

(e)

On February 10, 2016, the Company received proceeds in the amount of Cdn$6,500 pursuant to a loan agreement effective February 9, 2016. The loan payable bears interest at 8.5% per annum, is unsecured, and due on February 9, 2017.

(f)	On February 12, 2016, the Company issued 81,452 shares of common stock for the conversion of a convertible debenture in the amount of $15,000 plus accrued interest of $1,290.

(g)

On February 29, 2016, the Company issued 800,000 shares of common stock pursuant to the exercises of share purchase warrants with an exercise price of $0.40 for total proceeds of $320,000. The share purchase warrants were issued pursuant to an offer letter dated January 28, 2016, wherein the Company offered certain holders of the convertible debentures effective December 15, 2014 an election to immediately exercise the share purchase warrants that were issuable upon conversion of the convertible debentures at an amended exercise price of $0.40 per share.

(h)

On March 14, 2016, the Company received proceeds in the amount of Cdn$6,500 pursuant to a loan agreement effective December 1, 2015. The loan payable bears interest at 8.5% per annum, is unsecured, and is due on December 1, 2016.

(i)

On April 5, 2016, the Company entered into loan agreements with several investors in the total amounts of Cdn$10,500 and US$50,000. The loan payables bear interest at 8.5% per annum, are unsecured, and are due on December 1, 2016. The Company has received proceeds of Cdn$6,500 and $50,000 pursuant to these loan agreements.

(j)

On April 11, 2016, the Company and its subsidiary, CleanGen Inc., entered into a share transfer agreement with a company controlled by common officers and directors. Pursuant to the share transfer agreement, the Company agreed to sell its 69.6% interest in CleanGen Inc. for consideration of Cdn$1.

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

As required by Rule 13a-15(e), our management has carried out an evaluation, with the participation and under the supervision of our chief executive officer (our principal executive officer, principal financial officer and principal accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures, as of December 31, 2015. Based upon, and as of the date of this evaluation, our chief executive officer (our principal executive officer, principal financial officer and principal accounting officer), and in light of the material weaknesses identified below, concluded that our disclosure controls and procedures were not effective.

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

Under the supervision of our chief executive officer (our principal executive officer, principal financial officer and principal accounting officer), management assessed the effectiveness of our internal control over financial reporting as of December 31, 2015. In making this assessment, management used the framework set forth in the report entitled Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). The COSO framework summarizes each of the components of a company's internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring.

A material weakness is a deficiency or a combination of control deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of December 31, 2015, our company determined that there were significant deficiencies that constituted material weaknesses, as described below:

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

In light of the existence of these control deficiencies, management concluded that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by our c company's internal controls. As a result, management has concluded that our company did not maintain effective internal control over financial reporting as at December 31, 2015 based on criteria in Internal Control – Integrated Framework issued by COSO.

Saturna Group Chartered Professional Accountants LLP, an independent registered public accounting firm, was not required to and has not issued a report concerning the effectiveness of our internal control over financial reporting as of December 31, 2015.

Changes in Internal Control Over Financial Reporting

During the year ended December 31, 2015, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to affect materially, our internal control over financial reporting.

Item 9B. Other Information

On January 3, 2014, Allen Crowley resigned from his position as a director of the Company. To the knowledge of the executive officers of the Company, Mr. Crowley's resignation was not due to any disagreement with the Company on any matter relating to the Company's operations, policies, practices or otherwise.

On January 9, 2015, Former-Governor William Richardson resigned as a director of our company. His resignation was not due to any disagreement with our company on any matter relating to our company's operations, policies, practices or otherwise. On January 14, 2015, after a conversation with our company, former-governor William Richardson rescinded his resignation of January 9, 2015 and resumed his position as a director of our company.

On January 11, 2014 John Crawford, who at that time was chief executive officer and a director of our company, received a copy of an executed written consent of shareholders that hold a majority of the outstanding shares of common stock of our company. The shareholder action, removed Mr. Crawford from his positions as chief executive officer and director of our company. Due to this action, Mr. Crawford felt compelled to relinquish his position as an officer and director of our company on January 11, 2015 through the filing of a current report on Form 8-K filed on January 13, 2015, which he initiated. Our company's direction and Mr. Crawford's were not in alignment with each other as was Mr. Crawford's personal assessment of the situation as described in the filed Form 8-K.

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

On March 18, 2015, Gary Monaghan resigned as president of our company. The resignation of Mr. Monaghan was not the result of any disagreement with our company regarding our operations, policies, practices or otherwise.

Concurrently, on March 18, 2015, Trent Blind, a director of our company, was appointed as president of our company.

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

Name	Position Held with our Company	Age	Date First Elected or Appointed

Gary Monaghan	Chief Executive Officer, and Director	56	January 14, 2014
Rory Husch	Secretary and Treasurer	38	May 8, 2013
Trent Blind	President and Director	52	July 25, 2014
William Richardson	Director	68	January 14, 2013
Larry Faulk	Director	79	January 15, 2014
Lorne Roseborough	Director	63	January 15, 2014
Paul Bercier	Director	70	January 15, 2014
Dr. Robert Murray-Smith	Director	53	June 1, 2015
Stephen Mills	Director	57	December 21, 2015
Georges Alexis	Director	38	December 21, 2015

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

Gary Monaghan - Chief Executive Officer and Director

Gary Monaghan has acted as our president, chief executive officer and director since January 14, 2014. Mr. Monaghan resigned as our president on March 18, 2015. Mr. Monaghan has private, public and corporate senior management experience, with a focus on marketing. He has over 30 years of senior management experience in the communications industry working for companies such as regional marketing director for the BC Interior for Shaw Communications, marketing manager for Rogers Communications Calgary, president for MDU Communications, president and chief executive officer of Ultimate Viewer Multimedia and president and chief executive officer of 3One Media Corp. He was the president and founder of MDU Communications International, Inc. (OTC:BB MDTV) from September 1998 to May 2001. Mr. Monaghan negotiated the sale of the Canadian Operations to Shaw Direct for CAN$10 million in 2001. Mr. Monaghan developed a software product through Ultimate Viewer, raising about $1 million in the private company and then sold the company to 3One Media Corp where an additional $4 million was raised for a broadband over power line initiative. In August of 2011, Mr. Monaghan stepped into the role of chief executive officer for UC Resources Ltd. He successfully negotiated the sale of the company's McFaulds Project to a subsidiary of Cliffs Natural Resources for CAN$6 million. Mr. Monaghan is the Executive Chairman of UC Resources Ltd. Mr. Monaghan is the CEO of Circle United Networks Corp, a privately held wireless technology company. Mr. Monaghan was appointed as he has extensive experience with new high growth technology companies.

Rory Husch – Secretary and Treasurer

Rory Husch was appointed as secretary of our company on May 8, 2013 and as treasurer on January 15, 2014. Mr. Husch is the founder and operator of Response Management Services Inc. since 2006.Mr. Husch has been appointed in the role of secretary and treasury because of his successful business experience.

Trent Blind – President and Director

Trent Blind has acted as a director of our company since July 25, 2014 and was appointed as president of our company on March 18, 2015. Mr. Blind is currently the chairman of the Ermineskin Cree Nation group of companies and senior advisor and executive management consultant to ATCO Structures & Logistics Ltd., ATCO Sustainable Communities Inc. and Simplex Grinnell.

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

Former-Governor William Richardson – Director

Former-Governor William Richardson, III, has acted as a director of our company since January 14, 2013. Governor Richardson was governor of New Mexico from 2003 to 2011. Bill Richardson was born in California but raised mostly in Mexico City. He received his bachelor's (1970) and master's (1971) degrees from Tufts University, then worked on Capitol Hill in Washington, DC. By the end of the 1970s he was a New Mexico resident with political ambitions, and in 1982 he was elected to the U.S. House of Representatives, where he served until 1997. During the administration of President Bill Clinton he served as the U.S. ambassador to the United Nations (1997-98) and as Secretary of Energy (1998-2001). After Clinton's term ended, Richardson lectured, served on corporate boards and worked as a consultant with Kissinger McLarty Associates (headed by Henry Kissinger and former Clinton chief of staff Thomas McLarty). Mr. Richardson's global relationship base, diplomacy style and continual quest for demonstrable results is anticipated to facilitate our company with increased ability to execute our global strategy, as well as further develop our local, national and international footprint.

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

Dr. Robert Murray-Smith – Director

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

Georges Alexis - Director

On December 21, 2015, Mr. George Alexis was appointed as a director of our board. George Alexis, ChE, P Eng has over 15 years of experience in process engineering, systems engineering and management across a range of industires. From May 2009 to date, he has served as President of ECO NRG Systems, a British Columbia firm founded by Mr. Alexis which provides industrial wastewater treatment solutions. Prior to 2009 Mr. Alexis worked as a manager and engineer over a period of 9 years in a variety of industries including industrial machinery, paper manufacturing, and environmental services. He is 38 years of age, and holds a Bachelors of Science (2001) from West Virginia University.

Stephen Mills – Director

Stephen Mills is an engineer with over 20 years of executive and entrepreneurial experience. He is a director and co-founder (2014) of The Forward Working Group Ltd. a UK based developer and manufacturer of patented Graphene and Graphite based plastics, conductive inks and paints, among other products. Since2004 he has worked primarily as an independent consultant, business owner and investor. Mr. Mills holds a Foundation Degree (1985) from Open University in Milton Keynes, UK. He is 57 years of age. We nominated Mr. Mills to our board of directors due to his expertise in management, sales, and technical project development.

The appointment of the new directors increases the number of directors sitting on the board to nine.

Family Relationships

Our new director George Alexis is the son-in-law of our director Lorne Mark Roseborough. There are no other family relationships among George Alexis, Stephen Mills, and any of our directors or officers.

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

Our company does have a formal audit committee which was formed in April 2015, but currently does not have a financial expert. The audit committee consists of Lorne Roseborough as chairman, Paul Bercier and Gary Monaghan. Financial information relating to quarterly reports was disseminated to all board members for review. The audited financial statements for the years ended December 31, 2015 and 2014 were provided to each member of the board in which any concerns by the members were directed to management and the auditors.

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

(b)	each of our two most highly compensated executive officers who were serving as executive officers during the years ended December 31, 2015 and 2014; and

(c)

up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended December 31, 2015 and December 31, 2014, who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensa- tion ($)	Change in Pension Value and Nonqualified Deferred Compensa-tion Earnings ($)	All Other Compensa- tion ($)	Total ($)

Gary Monaghan (1)	2015	120,000	N/A	N/A	N/A	N/A	N/A	N/A	120,000
Chief Executive Officer and Director	2014	115,000	N/A	N/A	59,695	N/A	N/A	N/A	174,695

Rory Husch (2)	2015	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A
Secretary and Treasurer	2014	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A

______________________

(1)	Gary Monaghan was appointed as our president, chief executive officer and director on January 14, 2014 and resigned as our president on March 8, 2015.

(2)	Rory Husch was appointed as our secretary on May 8, 2013 and as our treasurer on January 15, 2014.

Stock Option Plan

On February 6, 2014, our directors approved the adoption of our 2014 Stock Option Plan which permits our company to grant up to 12,968,800 options to acquire shares of common stock, to directors, officers, employees and consultants of our company.

2015 Grants of Plan-Based Awards

Nil stock options were granted to directors, officers and consultants in 2015.

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

Our company entered into a management services contract with 565423 B.C. Ltd., a company operated by Gary Monaghan, chief executive officer of our company, to provide management services to our company effective January 15, 2014 which provides for an annual fee of $120,000. In the event the management services contract is terminated without cause, 565423 BC Ltd. is entitled to termination pay of 24 months fees ($240,000). In the event the management services contract is terminated as a result of a change of control, 565423 BC Ltd. is entitled to termination pay of 24 months fees ($240,000). There are no conditions or obligations, which 565423 BC Ltd. has to comply with in order to receive termination pay. Except as set out above, there are no other obligations to compensate 565423 BC Ltd. on resignation, retirement or other termination.

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

Compensation Committee

Our company has a compensation committee comprised of Lorne Roseborough, Larry Faulk and Bill Richardson.

Indebtedness of Directors, Senior Officers, Executive Officers and Other Management

(a)	As at December 31, 2015, the Company owed $67,108 (2014 - $10,286) to a company controlled by the Chief Executive Officer of the Company, which is unsecured, non-interest bearing, and due on demand.

(b)	As at December 31, 2015, the Company owed $86,537 (2014 - $nil) to a company controlled by the President of the Company, which is unsecured, non-interest bearing, and due on demand.

(c)	As at December 31, 2015, the Company owed $14,980 (2014 - $14,980) to the Secretary of the Company, which is unsecured, non-interest bearing, and due on demand.

(d)	As at December 31, 2015, the Company owed $180,240 (2014 - $107,232) to a director of the Company, which is unsecured, non-interest bearing, and due on demand.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of April 10, 2016, certain information with respect to the beneficial ownership of our common shares by each shareholder known by us to be the beneficial owner of more than 5% of our common shares, as well as by each of our current directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percentage of Class

Gary Monaghan(2) 360 Woodpark Crescent, Kelowna, BC V1V 2L1	950,000(3)(4) Common Shares	0.70%

Rory Husch(5) 101-1865 Dilworth Drive, Kelowna, BC V1Y 9T1	360,000 Common Shares	0.26%

Former-Governor William Richardson(6) 216 Washington Avenue, Santa Fe, NM 87501	560,000(7)(8) Common Shares	0.41%

Larry Faulk(9) 41 Puget Drive, Steilacoom, WA 98388	500,000(8) Common Shares	0.37%

Lorne Roseborough(10) 107 Portside Court, Kelowna, BC V1V 1T2	660,000(8) Common Shares	0.49%

Paul Bercier(11) 3204 Hawksbrow Point N.W., Calgary, Alberta T3G 4C9	650,000(8) Common Shares	0.48%

Trent Blind(12) Unit 234-427, 5149 Country Hills Blvd. NW Calgary, Alberta T3A 5K8	500,000 Common shares	0.37%

Robert Murray Smith Unit 5 - City Business Park, Marshwood Close, Canterbury, Kent CT1 1DX, United Kingdom	500,000 Common Shares	0.37%

Steve Mills 8, Lavender House, Northumberland Road, Maidstone Kent. ME15 7Rw UK	500,000 Common Shares	0.37%

Directors and Executive Officers as a Group	5,180,000 Common Shares	3.81%

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percentage of Class

1301540 Alberta Ltd. Box 219 Neerlandia, Alberta, T0G 1R0	9,000,000 Common Shares	6.62%

1804164 Alberta Inc. P.O. Box 269 Enoch, Alberta T7X 3Y3	17,000,000 Common Shares	12.51%

Gundyco ITF Kanata Metis Cultural Enterprises Ltd. c/o CIBC World Markets 22 Front St. West, 4th Floor Toronto, Ontario M5J 2W5	8,000,000 Common Shares	5.89%

Millennium Treads International St Andres's Court – Frederick St. Steps P.O. Box N-4805 Nassau, NP Bahamas	23,090,000 Common Shares	16.99%

West Point International St Andres's Court – Frederick St. Steps P.O. Box N-4805 Nassau, NP Bahamas	17,023,333 Common Shares	12.53%

Edison Power Company Unit 5 - City Business Park, Marshwood Close, Canterbury, Kent CT1 1DX, United Kingdom	29,000,000 Common Shares	21.34%

Over 5% Shareholders as a Group	103,113,333 Common Shares	75.89%
_____________________

(1)

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person's actual ownership or voting power with respect to the number of shares of common stock actually outstanding on April 10, 2016. As of April 10, 2016, we had 139,028,815 shares of our common stock issued and outstanding. All figures assume full dilution of convertible securities held.

(2)	Gary Monaghan has acted as our president, chief executive officer and as a director of our company since January 14, 2014 and resigned as president of our company on March 18, 2015.

(3)	Includes 120,000 shares of common stock owned by 565423 BC Ltd., a company over which Mr. Monaghan has sole voting and investment power.

(4)	Includes options to acquire 800,000 shares of common stock by Gary Monaghan, exercisable within 60 days.

(5)	Rory Husch has acted as our secretary since May 8, 2013 and as our treasurer since January 15, 2014.

(6)	Former-Governor William Richardson has acted as a director of our company since January 14, 2013.

(7)	Includes 60,000 shares of common stock owned by WB Richardson LLC, a company over which Former-Governor Richardson has sole voting and investment power.

(8)	Includes options to acquire 500,000 shares of our common stock by each of Messrs. Richardson, Faulk, Roseborough and Bercier, exercisable within 60 days.

(9)	Larry Faulk has acted as a director of our company since January 15, 2014.

(10)	Lorne Roseborough has acted as a director of our company since January 15, 2014.

(11)	Paul Bercier has acted as a director of our company since January 15, 2014.

(12)	Trent Blind has acted as a director of our company since July 25, 2014 and was appointed as president of our company on March 18, 2015.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

Other than set out below, no director, executive officer, shareholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction since the year ended December 31, 2015, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year-end for the last three completed fiscal years.

As part of the transfer of Premier IP from Millennium to our company, all operating expenses incurred by Premier from the date in the change of control (May 8, 2013) to September 30, 2013 were to be reimbursed by our company to Premier, until our company is able to raise the necessary capital to pay for its operating expenses. This payable to Premier is due on demand and therefore is a current liability. The total operating expenses incurred and due to Premier for the period May 8, 2013 to December 31, 2015 was $115,281.

(a)

As at December 31, 2015, the Company owed $67,108 (2014 - $10,286) to a company controlled by the Chief Executive Officer of the Company for unpaid management fees and expenses paid on behalf of the Company. The amount due is unsecured, non-interest bearing, and due on demand.

(b)

As at December 31, 2015, the Company was owed $81,735 (2014 - $56,511) from a company with common officers and directors for cash advances. The amount due is unsecured, non-interest bearing, and due on demand. During the year ended December 31, 2015, the Company recorded an allowance of $81,735 against the outstanding balance.

(c)

As at December 31, 2015, the Company owed $19,500 (2014 - $19,500) to the former Chief Technology Officer of the Company for cash advances. The amount due is unsecured, non-interest bearing, and due on demand.

(d)	As at December 31, 2015, the Company owed $14,980 (2014 - $14,980) to the Secretary of the Company for cash advances. The amount due is unsecured, non-interest bearing, and due on demand.

(e)

As at December 31, 2015, the Company owed $180,240 (2014 - $107,232) to a company controlled by a director of the Company for expenses paid on behalf of the Company and unpaid management fees. The amount due is unsecured, non-interest bearing, and due on demand.

(f)

As at December 31, 2015, the Company owed $86,537 (2014 - $nil) to a company controlled by the President of the Company for unpaid management fees. The amount due is unsecured, non-interest bearing, and due on demand.

(g)

As at December 31, 2015, the Company was owed $27,706 (2014 - $nil) from a related company with common directors for cash advances. The amount due is unsecured, non-interest bearing, and due on demand.

(h)

As at December 31, 2015, the Company was owed $469,608 (2014 - $158,886) from a company controlled by common officers and directors for cash advances. The amount due is non-interest bearing, due on demand, and secured by solar panels owned by the company.

(i)

As at December 31, 2015, the Company was owed $66,105 (2014 - $nil) from a company controlled by a significant shareholder of the Company for cash advances. The amount due is unsecured, non-interest bearing, and due on demand.

(j)

As at December 31, 2015, the Company was owed $5,780 (2014 - $nil) from a significant shareholder of the Company for cash advances. The amount due is unsecured, non-interest bearing, and due on demand.

(k)

As at December 31, 2015, the Company was owed $3,613 (Cdn$5,000) (2014 - $4,310 (Cdn$5,000)) from a director of the Company for cash advanced. As at December 31, 2015, the Company owed $21,262 (Cdn$29,425) (2014 - $nil) to this director of the Company for unpaid consulting fees, which was included in accounts payable and accrued liabilities. The amounts due are unsecured, non-interest bearing, and due on demand.

(l)

As at December 31, 2015, the Company owed $62,466 (Cdn$86,445) (2014 - $20,804 (Cdn$24,134)) to the former President of 1454004 and companies controlled by the former President of 1454004 for cash advances. Of this amount, $59,575 (Cdn$82,445) (2014 - $nil) was included in accounts payable and accrued liabilities. The amount due is unsecured, non-interest bearing, and due on demand.

(m)

As at December 31, 2015, the Company was owed $4,408 from (Cdn$6,099) (2014 – owed $69 (Cdn$80) to) the President of Coole Immersive Inc. for cash advances. The amount due is unsecured, non-interest bearing, and due on demand.

(n)

As at December 31, 2015, the Company was owed $24,999 (Cdn$34,595) from (2014 – owed $48,253 (Cdn$55,980) to) the President of WTI for cash advances. The amount due is unsecured, non-interest bearing, and due on demand.

(o)

For the year ended December 31, 2015, the Company incurred management fees of $12,704 (2014 - $133,573) and consulting fees of $nil (2014 - $37,129) to the former President of 1454004 and companies controlled by the former President of 1454004.

(p)	For the year ended December 31, 2015, included in consulting fees are the following amounts:

•	$9,960 (2014 - $nil) incurred to the former Chief Technology Officer of the Company;
•	$149,410 (2014 - $7,245) incurred to directors of the Company; and
•	$nil (2014 - $36,223) incurred to a significant shareholder of the Company.

(q)	For the year ended December 31, 2015, included in labour and subcontractor costs are the following amounts:

•	$86,820 (2014 - $296,824) incurred to a company controlled by the brother of the President of WTI;
•	$nil (2014 - $4,567) incurred to the daughter of the former President of 1454004; and
•	$27,541 (2014 - $41,035) incurred to the son of the former President of 1454004.

(r)	For the year ended December 31, 2015, included in salaries and subcontracting fees are the following amounts:

•	$55,129 (2014 - $nil) incurred to the President of Coole Immersive Inc.;
•	$nil (2014 - $3,490) incurred to the son of the former President of 1454004; and
•	$nil (2014 - $12,980) incurred to a former director of 1454004.

(s)	For the year ended December 31, 2015, included in management fees are the following amounts:

•	$120,000 (2014 - $115,000) incurred to the Chief Executive Officer of the Company;
•	$605,417 (2014 - $nil) incurred to the President of the Company including fair value of $486,667 (2014 - $nil) for shares issued;
•	$nil (2014 - $34,500) incurred to the former Chief Technology Officer of the Company;
•	$799,377 (2014 - $141,755) incurred to directors of the Company including fair value of $735,000 (2014 - $nil) for shares issued;
•	$93,813 (2014 - $76,974) incurred to the President of WTI;
•	$nil (2014 - $76,119) incurred to the daughter of the former President of 1454004;
•	$nil (2014 - $46,185) incurred to the son of the former President of 1454004; and
•	$nil (2014 - $129,800) incurred to a former director of 1454004.

Director Independence

We currently act with nine directors, consisting of Gary Monaghan, Former-Governor William Richardson, Larry Faulk, Lorne Roseborough, Dr. Robert Murray-Smith , Paul Bercier, Stephen Mills , Georges Alexis and Trent Blind. We have determined that Governor William Richardson, Larry Faulk, Paul Bercier, Stephen Mills, Georges Alexis, and Robert Murray-Smith are "independent directors" as defined in NASDAQ Marketplace Rule 4200(a)(15).

Item 14. Principal Accounting Fees and Services

The aggregate fees billed for the most recently completed fiscal year ended December 31, 2015 and for fiscal year ended December 31, 2014 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended
	December 31, 2015 $	December 31, 2014 $

Audit Fees	75,000	73,000
Audit Related Fees	44,500	28,200
Tax Fees	Nil	Nil
All Other Fees	Nil	Nil
Total	119,500	101,200

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

10.6

Assignment of Intellectual Property dated August 6, 2013 with Millennium Trends International Inc. and Sunvault Energy Holdings Inc. (incorporated by reference to our Current Report on Form 8-K filed on August 12, 2013)

10.7

Standard Exclusive License Agreement with Sublicensing Terms dated December 9, 2013 with University of South Florida Research Foundation (incorporated by reference to our Current Report on Form 8-K filed on February 5, 2015)

10.8	2015 Stock Option Plan (incorporated by reference to our Current Report on Form 8-K filed on February 19, 2015)

10.9	Form of Stock Option Agreement (incorporated by reference to our Current Report on Form 8-K filed on February 19, 2015)

10.10	Share Purchase Agreement dated February 19, 2015 with Albert Klyne and family and 1454004 Alberta Ltd. (incorporated by reference to our Current Report on Form 8-K filed on March 5, 2015)

10.11	Consulting Services Agreement dated January 15, 2015 with Franzi Tschurtschenthaler (incorporated by reference to our Current Report on Form 8-K filed on April 3, 2015)

10.12	Management Services Agreement dated January 16, 2015 with 565423 BC Ltd. and Gary Monaghan (incorporated by reference to our Current Report on Form 8-K filed on April 3, 2015)

10.13	Share Purchase Agreement dated April 1, 2015 with Ecowest Transport Inc and Trevor Minks (incorporated by reference to our Current Report on Form 8-K filed on April 3, 2015)

10.14	Purchase Agreement dated April 11, 2015 with 1301540 Alberta Ltd. ("Werkman Transport") (incorporated by reference to our Current Report on Form 8-K filed on April 25, 2015)

10.15	Equipment Purchase Agreement dated July 25, 2015 with Fergus Edward Ismond (incorporated by reference to our Current Report on Form 8-K filed on August 8, 2015)

10.16	Equipment Purchase Agreement dated July 25, 2015 with Steven Mark Hoof (incorporated by reference to our Current Report on Form 8-K filed on August 8, 2015)

10.17	Equipment Purchase Agreement dated July 29, 2015 with Fergus Edward Ismond (incorporated by reference to our Current Report on Form 8-K filed on August 8, 2015)

10.18	Services and Commission Agreement dated April 24, 2015 with Aboriginal Financial Services Corporation (incorporated by reference to our Current Report on Form 8-K filed on September 26, 2015)

Exhibit Number	Description

10.19

Additional Consideration Deemed Earned Addendum dated April 24, 2015 with Aboriginal Financial Services Corporation (incorporated by reference to our Current Report on Form 8-K filed on September 26, 2015)

10.20*	Halalt Limited Partnership Agreement dated January 20, 2015

10.21*	Halalt Shareholder Agreement dated January 20, 2015

(14)	Code of Ethics

14.1	Code of Ethics (incorporated by reference to our Annual Report on Form 10-K filed on January 30, 2013)

(21)	Subsidiaries

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
________________

*	Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUNVAULT ENERGY, INC.
(Registrant)

Dated: April 15, 2016	By:	/s/ Gary Monaghan
Gary Monaghan
Chief Executive Officer and Director (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: April 15, 2016	By:	/s/ Gary Monaghan
Gary Monaghan
Chief Executive Officer and Director (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Dated: April 15, 2016	By:	/s/ Trent Blind
Trent Blind
President and Director

Dated: April 15, 2016	By:	/s/ William Richardson
William Richardson
Director

Dated: April 15, 2016	By:	/s/ Larry Faulk
Larry Faulk
Director

Dated: April 15, 2016	By:	/s/ Lorne Roseborough
Lorne Roseborough
Director

Dated: April 15, 2016	By:	/s/ Paul Bercier
Paul Bercier
Director

Dated: April 15, 2016	By:	/s/ Dr. Robert Murray-Smith
Dr. Robert Murray-Smith
Director

