Form 10-Q
period 2016-03-31
SunVault Energy, Inc.
filed 2016-05-16
CIK 1547716

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

As of May 13, 2016, there were 139,028,815 shares of company common stock issued and outstanding

SUNVAULT ENERGY, INC.
Quarterly Report on Form 10-Q
For The Quarterly Period Ended
March 31 2016

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

3

Item 1. Financial Statements

SUNVAULT ENERGY, INC.

Condensed Consolidated Financial Statements

March 31, 2016

(Expressed in U.S. dollars)

(unaudited)

4

SUNVAULT ENERGY, INC.

Condensed Consolidated Balance Sheets

(Expressed in U.S. dollars)

	March 31, 2016 $	December 31, 2015 $
	(unaudited)
ASSETS

Current assets

Cash	3,591	76,657
Accounts receivable, net of allowance for doubtful accounts of $108,882 (2015 – $102,037) (Note 3)	295,486	322,941
Inventory (Note 4)	44,854	43,753
Due from related parties (Note 15)	787,469	602,219
Prepaid expenses and deposits	196,653	179,036
Total current assets	1,328,053	1,224,606

Restricted cash	3,856	3,605
Deferred financing costs	45,613	59,322
Property and equipment (Note 5)	2,201,237	2,244,082
Assets held for sale (Note 6)	475,378	475,378
Goodwill (Note 7)	268,156	251,299
Intangible assets (Note 8)	28,000	28,000
Total assets	4,350,293	4,286,292

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Line of credit	143,610	111,345
Accounts payable and accrued liabilities (Notes 9 and 15)	2,384,512	2,182,619
Grant payable (Note 12)	747,287	700,308
Current portion of capital lease obligations (Note 13)	271,619	309,071
Current portion of long-term debt (Note 11)	293,014	141,788
Current portion of convertible debt (Note 14)	1,434,805	982,279
Deferred revenue	1,309,970	1,242,583
Loans payable (Note 10)	462,622	348,023
Due to related parties (Note 15)	403,284	371,256
Total current liabilities	7,450,723	6,389,272

Capital lease obligations (Note 13)	429,538	446,045
Long-term debt (Note 11)	–	155,603
Convertible debt (Note 14)	277,500	739,155
Total liabilities	8,157,761	7,730,075

Nature of operations and continuance of business (Note 1)
Commitments and contingencies (Note 19)
Subsequent events (Note 22)

Stockholders' deficit
Common stock, 500,000,000 shares authorized, $0.001 par value 139,028,815 and 135,878,613 shares issued and outstanding, respectively	139,029	135,879
Common stock issuable (Note 16)	1,018,062	2,527,262
Additional paid-in capital	7,386,767	5,502,689
Deferred compensation (Note 16)	–	(4,849)
Accumulated other comprehensive income	177,278	310,472
Deficit	(12,395,025)	(11,876,858)

Total Sunvault Energy, Inc. stockholders' deficit	(3,673,889)	(3,405,405)

Non-controlling interest	(133,579)	(38,378)

Total stockholders' deficit	(3,807,468)	(3,443,783)

Total liabilities and stockholders' deficit	4,350,293	4,286,292

(The accompanying notes are an integral part of these consolidated financial statements)

SUNVAULT ENERGY, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Expressed in U.S. dollars)

(unaudited)

	Three Months Ended March 31, 2016 $	Three Months Ended March 31, 2015 $

Revenues
Non-program service revenue	8,279	225,186
Recycling fee revenue	-	167,482
Scrap metal revenue	569	2,938
Services rig and software revenue	4,558	47,105
Tire collections revenue	1,335	67,628
Tire shred revenue	5,634	203,194
Transportation revenue	559,392	572,536

Total revenues	579,767	1,286,069

Direct costs
Amortization	70,902	76,715
Equipment rental and maintenance	80,872	192,550
Freight and transportation	2,835	130,981
Labour and subcontractors (Note 15)	364,890	639,234
Materials	3,075	101,677
Site operating costs	35,676	47,557
Tire processing costs	-	88,376

Total direct costs	558,250	1,277,090

Gross profit	21,517	8,979

Operating expenses
Amortization	14,886	15,449
Bad debts	-	12,272
Consulting fees (Note 15)	121,000	82,899
Equipment rental and maintenance	-	16,887
Foreign exchange gain (loss)	(43,391)	-
General and administrative	37,216	213,167
Management fees (Note 15)	74,233	596,543
Professional fees	76,906	66,981
Rent (Note 15)	11,235	24,027
Research and development	39,781	-
Salaries and subcontracting fees (Note 15)	100,053	129,011
Travel and promotion	29,868	47,491

Total operating expenses	461,787	1,204,727

Net loss before other expenses	(440,270)	(1,195,748)

Other expenses
Interest expense	(116,905)	(267,729)
Loss on disposal of property and equipment	(43,949)	-
Write-down of related party loan receivable	(12,244)	-

Total other expenses	(173,098)	(267,729)

Net loss	(613,368)	(1,463,477)

Less: net loss attributable to non-controlling interest	95,201	135,688

Net loss attributable to Sunvault Energy, Inc.	(518,167)	(1,327,789)

Comprehensive income (loss)

Foreign currency translation gain (loss)	(133,194)	64,536

Comprehensive loss attributable to Sunvault Energy, Inc.	(651,361)	(1,263,253)

Loss per share attributable to Sunvault Energy, Inc. shareholders, basic and diluted	-	(0.01)

Weighted average shares outstanding used in the calculation of net loss attributable to Sunvault Energy, Inc. per common share	137,454,350	106,878,613

(The accompanying notes are an integral part of these consolidated financial statements)

SUNVAULT ENERGY, INC.

Condensed Consolidated Statements of Cash Flows

(Expressed in U.S. dollars)

(unaudited)

	Three Months Ended March 31, 2016 $	Three Months Ended March 31, 2015 $

Operating activities

Net loss	(613,368)	(1,463,477)

Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of discounts on convertible debt	-	297,516
Amortization of deferred financing costs	26,150	7,144
Amortization of property and equipment	85,788	92,164
Loss on disposal of property and equipment	43,949	-
Stock-based compensation	46,587	489,215
Write-off of related party loan receivable	12,244	-

Changes in operating assets and liabilities:
Accounts receivable	27,455	146,263
Inventory	(1,101)	144,601
Due from related parties	(101,676)	3,485
Prepaid expenses and deposits	(17,617)	(3,699)
Accounts payable and accrued liabilities	222,683	17,069
Deferred revenue	67,387	(31,453)
Due to related parties	12,528	11,383
Net cash used in operating activities	(188,991)	(289,789)

Investing activities

Advances to related parties	(120,496)	(400,222)
Proceeds from related parties	24,678	39,000
Proceeds from sale of property and equipment	27,597	-
Purchase of property and equipment	(1,076)	(8,039)
Net cash used in investing activities	(69,297)	(369,261)

Financing activities

Line of credit	32,265	(8,802)
Deferred financing costs	(13,007)	(43,320)
Proceeds from convertible debt	-	536,327
Proceeds from loans payable	115,739	-
Repayment of related party loans	-	(12,749)
Repayment of long-term debt	-	(36,020)
Repayment of capital lease obligations	(54,027)	(114,262)
Proceeds from exercises of share purchase warrants	320,000	-
Net cash provided by financing activities	400,970	321,174

Effect of foreign exchange rate changes on cash	(215,748)	67,402
Change in cash	(73,066)	(270,474)
Cash, beginning of period	76,657	547,936
Cash, end of period	3,591	277,462

Non-cash investing and financing activities:

Property and equipment financed under capital lease	-	496,573
Shares issued to settle convertible debt	15,000	-
Shares issued to settle accounts payable and accrued liabilities	1,290	-

Supplemental disclosures:

Interest paid	22,086	22,543
Income taxes paid	-	9,164

(The accompanying notes are an integral part of these consolidated financial statements)

SUNVAULT ENERGY, INC.

Notes to the Condensed Consolidated Financial Statements

March 31, 2016

(Expressed in U.S. dollars)

(unaudited)

1.	Basis of Presentation

The accompanying interim condensed consolidated financial statements of Sunvault Energy, Inc. (the "Company") should be read in conjunction with the consolidated financial statements and accompanying notes filed with the U.S. Securities and Exchange Commission in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2015. In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments of a recurring nature considered necessary to present fairly the Company's financial position and the results of its operations and its cash flows for the periods shown.

The preparation of condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported. Actual results could differ materially from those estimates. The results of operations and cash flows for the periods shown are not necessarily indicative of the results to be expected for the full year.

These condensed consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at March 31, 2016, the Company has a working capital deficiency of $6,122,670 and has an accumulated deficit of $12,395,025 since inception. These factors raise substantial doubt regarding the Company's ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

SUNVAULT ENERGY, INC.

Notes to the Condensed Consolidated Financial Statements

March 31, 2016

(Expressed in U.S. dollars)

(unaudited)

(b)	Comprehensive Income

ASC 220, "Comprehensive Income" establishes standards for the reporting and display of comprehensive income and its components in the financial statements. For the three months ended March 31, 2016 and 2015, comprehensive income (loss) consists of foreign currency translation gains and losses.

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

3.	Accounts Receivable

	March 31, 2016 $	December 31, 2015 $

Trade accounts receivable	346,218	394,116
GST receivable and other receivable	58,150	30,862
Allowance for doubtful accounts	(108,882)	(102,037)

	295,486	322,941

SUNVAULT ENERGY, INC.

Notes to the Condensed Consolidated Financial Statements

March 31, 2016

(Expressed in U.S. dollars)

(unaudited)

4.	Inventory

	March 31, 2016 $	December 31, 2015 $

Tire mulch and other	8,367	7,194
Tire shred	36,487	36,559

	44,854	43,753

5.	Property and Equipment

	Cost $	Accumulated amortization $	Net book value as at March 31, 2016 $	Net book value as at December 31, 2015 $

Building	84,771	4,024	80,747	76,415
Computer equipment	33,002	21,286	11,717	12,311
Field and production equipment	1,539,974	617,941	922,033	1,014,976
Furniture	54,482	22,627	31,855	34,186
Land	66,179	-	66,179	62,018
Transportation equipment	1,211,233	161,763	1,049,470	1,002,325
Vehicles	64,000	24,764	39,236	41,851

	3,053,641	852,404	2,201,237	2,244,082

SUNVAULT ENERGY, INC.

Notes to the Condensed Consolidated Financial Statements

March 31, 2016

(Expressed in U.S. dollars)

(unaudited)

As at March 31, 2016, included in field and production equipment are assets under capital lease with an original cost of $97,239 (December 31, 2015 - $147,514) and accumulated amortization of $28,743 (December 31, 2015 - $26,968). Included in transportation equipment are assets under capital lease with an original cost of $1,123,331 (December 31, 2015 - $1,052,712) and accumulated amortization of $134,275 (December 31, 2015 - $109,382). During the three months ended March 31, 2016, amortization expense includes $20,476 (2015 - $18,498) related to assets under capital leases.

6.	Assets Held For Sale

Balance $

Balance, December 31, 2015 and March 31, 2016	475,378

Assets held for sale consists of solar panels which the Company acquired in 2013.

7.	Goodwill

	Cost $	Foreign currency translation adjustment $	Impairment $	Net carrying value as at March 31, 2016 $	Net carrying value as at December 31, 2015 $

Werkman Transport Inc.	2,475,424	(66,726)	(2,140,542)	268,156	251,299

8.	Intangible Assets

	Cost $	Accumulated amortization $	Net book value as at March 31, 2016 $	Net book value as at December 31, 2015 $

Electrical energy storage device capacitor license	3,000	-	3,000	3,000
Electrical energy storage device battery license	7,500	-	7,500	7,500
Lighting wand license	7,500	-	7,500	7,500
Graphene-based plastics license	10,000	-	10,000	10,000

	28,000	-	28,000	28,000

As at March 31, 2016, the licenses acquired were not in use. As such, no amortization has been recorded to date.

SUNVAULT ENERGY, INC.

Notes to the Condensed Consolidated Financial Statements

March 31, 2016

(Expressed in U.S. dollars)

(unaudited)

9.	Accounts Payable and Accrued Liabilities

	March 31, 2016 $	December 31, 2015 $

Trade accounts payable	1,836,949	1,732,625
Accrued liabilities	81,975	56,640
Accrued interest (Notes 12 and 14)	313,884	245,074
GST payable	26,416	21,644
Income taxes payable	9,509	8,911
Payroll payable	54,969	60,859
Other payable	60,810	56,866

	2,384,512	2,182,619

10.	Loans Payable

(a)

As at March 31, 2016, the Company owed $115,281 (December 31, 2015 – $115,281) to a company controlled by a significant shareholder of the Company for expenses paid on behalf of the Company. The amount due is non-interest bearing, unsecured, and due on demand.

(b)

As at March 31, 2016, the Company owed $17,820 (Cdn$23,100) (December 31, 2015 – $16,692 (Cdn$23,100)) to a non-related party. The amount due bears interest at 8.5% per annum, is unsecured, is repayable in four quarterly installments of Cdn$6,266 beginning on March 1, 2016, and is due on December 1, 2016.

(c)

As at March 31, 2016, the Company owed $9,252 (Cdn$12,000) (December 31, 2015 – $12,000) to a non-related party. The amount due bears interest at 8.5% per annum, is unsecured, is repayable in four quarterly installments of Cdn$3,255 beginning on March 1, 2016, and is due on December 1, 2016.

(d)

As at March 31, 2016, the Company owed $5,012 (Cdn$6,500) (December 31, 2015 – $nil) to a non-related party. The amount due bears interest at 8.5% per annum, is unsecured, and is due on December 1, 2016.

(e)

As at March 31, 2016, the Company owed $5,012 (Cdn$6,500) (December 31, 2015 – $nil) to a non-related party. The amount due bears interest at 8.5% per annum, is unsecured, and is due on February 9, 2017.

SUNVAULT ENERGY, INC.

Notes to the Condensed Consolidated Financial Statements

March 31, 2016

(Expressed in U.S. dollars)

(unaudited)

10. Loans Payable (continued)

(f)

As at March 31, 2016, the Company owed $310,245 (December 31, 2015 – $204,050) to various non-related parties for proceeds received pursuant to the future exercise of share purchase warrants. The share purchase warrants are exercisable at a price of $0.50 per share of common stock for a period of 90 days from when the Company's cease trade order in Canada has been lifted. To exercise the share purchase warrants, each holder must first exercise a minimum of 25% of the respective share purchase warrants issued on demand.

11.	Long-term Debt

	March 31, 2016 $	December 31, 2015 $

Business Development Bank of Canada, repayable in monthly instalments of Cdn$6,000 plus interest at 7%, maturing May 17, 2018, secured by a general interest in all present and after acquired property. The Company is in default of the loan so the balance due is now due on demand.	138,792	130,067

Business Development Bank of Canada, repayable in monthly instalments of Cdn$6,667 plus interest at 8%, maturing May 17, 2018, secured by a general interest in all present and after acquired property. The Company is in default of the loan so the balance due is now due on demand.	154,222	144,526

John Deere Finance, repayable in monthly installments of Cdn$1,262 including interest at 0%, maturing on January 1, 2018, secured by specific equipment.	-	22,798

	293,014	297,391

Less: current portion	(293,014)	(141,788)

Long-term portion	-	155,603

Principal repayments on long-term debt on an annual basis are as follows:

Year	Cdn$	$

2016	380,010	293,014

SUNVAULT ENERGY, INC.

Notes to the Condensed Consolidated Financial Statements

March 31, 2016

(Expressed in U.S. dollars)

(unaudited)

12.	Grant Payable

On March 31, 2014, CleanGen Power Corp., received a demand for payment from the province of Alberta pursuant to the biorefining commercialization and market development program grant agreement (the "Grant Agreement"). The amount consists of Cdn$969,157 of grant funds disallowed under the Grant Agreement and interest earned on the grant funds calculated at the CIBC prime rate per annum. As at March 31, 2016, $747,287 (Cdn$969,157) (December 31, 2015 - $700,308 (Cdn$969,157)) is owed. As at March 31, 2016, accrued interest of $141,370 (Cdn$183,343) (December 31, 2015 - $126,902 (Cdn$175,619)) is included in accounts payable and accrued liabilities.

13.	Capital Lease Obligations

	March 31, 2016 $	December 31, 2015 $

Travelers Financial Corporation, equipment lease repayable in monthly installments of Cdn$2,093, due in June 2016, secured by transportation equipment.	4,773	8,849

Travelers Financial Corporation, equipment lease repayable in monthly installments of Cdn$1,943, due in August 2016, secured by transportation equipment.	7,130	10,434

Travelers Financial Corporation, equipment lease repayable in monthly installments of Cdn$2,123, due in September 2016, secured by transportation equipment.	11,136	14,750

Coast Capital, equipment lease repayable in monthly instalments of Cdn$1,186 including interest at 8.23% per annum, due in July 2017, secured by production equipment.	17,032	15,962

Coast Capital, equipment lease repayable in monthly instalments of Cdn$1,067 including interest at 8.23% per annum, due in July 2017, secured by production equipment.	24,866	23,303

Travelers Financial Corporation, equipment lease repayable in monthly instalments of Cdn$2,875, due in January 2018, secured by transportation equipment.	41,363	43,416

Travelers Financial Corporation, equipment lease repayable in monthly installments of Cdn$4,188, due in June 2018, secured by transportation equipment.	79,593	82,050

Travelers Financial Corporation, equipment lease repayable in monthly installments of Cdn$6,109 for the first six payments and thereafter to decrease to Cdn$4,345, due in March 2019, secured by transportation equipment.	104,136	104,915

Mercado Capital Corporation, equipment lease repayable in monthly installments of Cdn$1,745, due in June 2019, secured by transportation equipment.	46,025	44,926

Blue Chip Leasing Corporation, equipment lease repayable in monthly installments of Cdn$819, due in June 2019, secured by transportation equipment.	15,853	15,908

National Leasing Group Inc., equipment lease repayable in monthly installments of Cdn$783, due in June 2019, secured by transportation equipment.	15,313	15,282

Westana Equipment Leasing Inc., equipment lease repayable in monthly installments of Cdn$2,190, due in June 2019, secured by transportation equipment.	40,070	39,897

Westana Equipment Leasing Inc., equipment lease repayable in monthly installments of Cdn$2,190, due in June 2019, secured by transportation equipment.	40,070	39,897

National Leasing Group Inc., equipment lease repayable in monthly installments of Cdn$823, due in June 2019, secured by transportation equipment.	17,733	16,618

Travelers Financial Corporation, equipment lease repayable in monthly installments of Cdn$3,674, due in February 2020, secured by transportation equipment.	110,879	107,536

Travelers Financial Corporation, equipment lease repayable in monthly installments of Cdn$4,070, due in March 2020, secured by transportation equipment.	125,185	123,553

Roynat -Takeuchi Mini Excavator, equipment lease repayable in monthly instalments of Cdn$1,464 including interest at 6.5% per annum, due in March 2020, secured by specific field equipment.	-	47,820

	701,157	755,116

Less: current portion	(271,619)	(309,071)

Long-term portion	429,538	446,045

SUNVAULT ENERGY, INC.

Notes to the Condensed Consolidated Financial Statements

March 31, 2016

(Expressed in U.S. dollars)

(unaudited)

13.	Capital Lease Obligations (continued)

Future minimum lease payments related to capital lease obligations are as follows:

$

2016	278,974
2017	248,709
2018	198,058
2019	85,460
2020	12,134

823,335

Less: imputed interest	(122,178)

701,157

Less: current portion	(271,619)

Long-term portion	429,538

14.	Convertible Debt

(a)

Effective April 22, 2014, the Company entered into private placement subscription agreements with several investors pursuant to which the Company issued convertible debentures in the aggregate amount of $180,200 and $40,482 (Cdn$52,500). The convertible debentures are unsecured, bear interest at 8% per annum and paid quarterly, due on April 22, 2016, and may be converted into shares of the Company's common stock at any time at the conversion price of $0.30 per share. The Company incurred financing costs of $23,450 in connection with the financing, which was deferred and is being amortized over the term of the debt. During the three months ended March 31, 2016, the Company amortized $2,919 (2015 - $2,887) of the deferred financing costs.

SUNVAULT ENERGY, INC.

Notes to the Condensed Consolidated Financial Statements

March 31, 2016

(Expressed in U.S. dollars)

(unaudited)

In accordance with ASC 470-20, "Debt with Conversion and Other Options", the Company determined that the convertible promissory note contained no embedded beneficial conversion feature as the convertible promissory note was issued with a conversion price higher than the fair market value of the Company's shares of common stock at the time of issuance.

(b)

Effective December 15, 2014, the Company entered into private placement subscription agreements with several investors pursuant to which the Company issued convertible debentures in the aggregate amount of $725,990 and $40,712 (Cdn$52,800). The convertible debentures are unsecured, bear interest at 10% per annum and paid quarterly, due on December 15, 2016, and may be converted into shares of the Company's common stock, after six months from issuance, at a conversion price of $0.20 per share. If converted into common shares, the holder is entitled to one full warrant with an exercise price of $0.50 for a period of two years. The Company must pay back the principal amount outstanding and accrued and unpaid interest any time before or at the maturity date, which is two years from the date of issuance. The Company incurred financing costs of $63,042 in connection with the financing, which was deferred and is being amortized over the term of the debt. During the three months ended March 31, 2016, the Company amortized $5,311 (2015 - $4,257) of the deferred financing costs.

In accordance with ASC 470-20, "Debt with Conversion and Other Options", the Company recognized the intrinsic value of the embedded beneficial conversion feature of $428,335 as additional paid-in capital and an equivalent discount which will be charged to operations over the term of the convertible debentures from the effective date to the first convertible date. During the three months ended March 31, 2016, the Company had accreted $nil (2015 - $191,128) of the debt discount which was recorded as interest expense. On February 12, 2016, the Company issued 81,452 shares of common stock for the conversion of $15,000 of these debentures and $1,290 of accrued interest. Refer to Note 16(c). As at March 31, 2016, the carrying values of the convertible debentures were $710,990 (December 31, 2015 - $725,990) and $40,712 (Cdn$52,800) (December 31, 2015 - $38,153 (Cdn$52,800)).

(c)

Effective March 1, 2015, the Company entered into private placement subscription agreements with several investors pursuant to which the Company issued convertible debentures in the aggregate amount of $447,000 and $14,655 (Cdn$20,000). The convertible debentures are unsecured, bear interest at 8.5% per annum and paid quarterly, and may be converted into shares of the Company's common stock, after six months from issuance or if the stock trades above $0.75 for a 14 calendar day period, at a conversion price of $0.25 per share. If converted into common shares, the holder is entitled to one full warrant with an exercise price of $1.00 for a period of two years. The Company must pay back the principal amount outstanding and accrued and unpaid interest any time before or at the maturity date, which is two years from the date of issuance. The Company incurred financing costs of $32,820 in connection with the financing, which was deferred and is being amortized over the term of the debt. During the three months ended March 31, 2016, the Company amortized $4,353 (2015 - $nil) of the deferred financing costs.

In accordance with ASC 470-20, "Debt with Conversion and Other Options", the Company recognized the intrinsic value of the embedded beneficial conversion feature of $259,164 as additional paid-in capital and an equivalent discount which will be charged to operations over the term of the convertible debentures from the effective date to the first convertible date. During the three months ended March 31, 2016, the Company accreted $nil (2015 - $8,329) of the debt discount which was recorded as interest expense. As at March 31, 2016, the carrying values of the convertible debentures were $447,000 (December 31, 2015 - $447,000) and $15,421 (Cdn$20,000) (December 31, 2015 - $14,655 (Cdn$20,000)).

(d)

Effective June 1, 2015, the Company entered into private placement subscription agreements with several investors pursuant to which the Company issued convertible debentures in the aggregate amount of $277,500. The convertible debentures are unsecured, bear interest at 8.5% per annum and paid quarterly, and may be converted into shares of the Company's common stock, after six months from issuance or if the stock trades above $1.00 for a 14 calendar day period, at a conversion price of $0.50 per share. If converted into common shares, the holder is entitled to one full warrant with an exercise price of $1.00 for a period of two years. The Company must pay back the principal amount outstanding and accrued and unpaid interest any time before or at the maturity date, which is two years from the date of issuance. The Company incurred financing costs of $17,500 in connection with the financing, which was deferred and is being amortized over the term of the debt. During the three months ended March 31, 2016, the Company amortized $2,645 (2015 - $nil) of the deferred financing costs.

In accordance with ASC 470-20, "Debt with Conversion and Other Options", the Company recognized the intrinsic value of the embedded beneficial conversion feature of $166,500 as additional paid-in capital and an equivalent discount which will be charged to operations over the term of the convertible debentures from the effective date to the first convertible date. As at March 31, 2016, the carrying values of the convertible debentures were $277,500 (December 31, 2015 - $277,500).

SUNVAULT ENERGY, INC.

Notes to the Condensed Consolidated Financial Statements

March 31, 2016

(Expressed in U.S. dollars)

(unaudited)

15.	Related Party Transactions

(a)

As at March 31, 2016, the Company owed $84,727 (December 31, 2015 - $67,108) to a company controlled by the Chief Executive Officer of the Company for unpaid management fees and expenses paid on behalf of the Company. The amount due is unsecured, non-interest bearing, and due on demand.

(b)

As at March 31, 2016, the Company was owed $93,979 (December 31, 2015 - $81,735) from a company with common officers and directors for cash advances. The amount due is unsecured, non-interest bearing, and due on demand. During the three months ended March 31, 2016, the Company recorded an allowance of $93,979 against the outstanding balance.

(c)

As at March 31, 2016, the Company owed $nil (December 31, 2015 - $19,500) to the former Chief Technology Officer of the Company for cash advances. The amount due is unsecured, non-interest bearing, and due on demand. The amount was reallocated to accounts payable and accrued liabilities.

(d)	As at March 31, 2016, the Company owed $14,980 (December 31, 2015 - $14,980) to the Secretary of the Company for cash advances. The amount due is unsecured, non-interest bearing, and due on demand.

(e)

As at March 31, 2016, the Company owed $213,956 (December 31, 2015 - $180,240) to a company controlled by a director of the Company for expenses paid on behalf of the Company and unpaid management fees. The amount due is unsecured, non-interest bearing, and due on demand.

(f)

As at March 31, 2016, the Company owed $118,992 (December 31, 2015 - $86,537) to a company controlled by the President of the Company for unpaid management fees. The amount due is unsecured, non-interest bearing, and due on demand. Of this amount, $32,455 (December 31, 2015 - $nil) was included in accounts payable and accrued liabilities.

SUNVAULT ENERGY, INC.

Notes to the Condensed Consolidated Financial Statements

March 31, 2016

(Expressed in U.S. dollars)

(unaudited)

15.	Related Party Transactions (continued)

(g)

As at March 31, 2016, the Company was owed $38,997 (December 31, 2015 - $27,706) from a company with common directors for cash advances. The amount due is unsecured, non-interest bearing, and due on demand.

(h)

As at March 31, 2016, the Company was owed $595,360 (December 31, 2015 - $469,608) from a company controlled by common officers and directors for cash advances. The amount due is non-interest bearing, due on demand, and secured by solar panels owned by this company.

(i)

As at March 31, 2016, the Company was owed $66,105 (December 31, 2015 - $66,105) from a company controlled by a significant shareholder for cash advances. The amount due is unsecured, non-interest bearing, and due on demand.

(j)

As at March 31, 2016, the Company was owed $6,170 (December 31, 2015 - $5,780) from a shareholder of the Company who has a significant influence in the Company's operations for cash advances. The amount due is unsecured, non-interest bearing, and due on demand.

(k)

As at March 31, 2016, the Company was owed $5,000 (December 31, 2015 - $3,613 (Cdn$5,000)) from a director of the Company for cash advanced. As at March 31, 2016, the Company owed $37,004 (December 31, 2015 - $21,262 (Cdn$29,425)) to this director of the Company for unpaid consulting fees, which was included in accounts payable and accrued liabilities. The amounts due are unsecured, non-interest bearing, and due on demand.

(l)

As at March 31, 2016, the Company owed $49,000 (December 31, 2015 - $nil) to a director of the Company, which was included in accounts payable and accrued liabilities. The amount due is unsecured, non-interest bearing, and due on demand.

(m)

As at March 31, 2016, the Company owed $66,655 (Cdn$86,445) (December 31, 2015 - $62,466 (Cdn$86,445)) to the former President of 1454004 and companies controlled by the former President of 1454004 for cash advances. Of this amount, $63,571 (Cdn$82,445) (December 31, 2015 - $59,575 (Cdn$82,445)) was included in accounts payable and accrued liabilities. The amount due is unsecured, non-interest bearing, and due on demand.

(n)

As at March 31, 2016, the Company was owed $9,329 (Cdn$12,099) (December 31, 2015 – $4,408 (Cdn$6,099)) from the President of Coole Immersive Inc. for cash advances. The amount due is unsecured, non-interest bearing, and due on demand.

(o)

As at March 31, 2016, the Company was owed $66,508 (Cdn$86,251) (December 31, 2015 – $24,999 (Cdn$34,595)) from the President of WTI for cash advances. The amount due is unsecured, non-interest bearing, and due on demand.

(p)	For the three months ended March 31, 2016, the Company incurred management fees of $nil (2015 - $13,085) to the former President of 1454004 and companies controlled by the former President of 1454004.

(q)	For the three months ended March 31, 2016, the Company incurred research and development expense of $30,000 (2015 - $nil) to a director of the Company.

(r)	For the three months ended March 31, 2016, the Company incurred labour and subcontractor costs of $nil (2015 - $56,718) to a company controlled by the brother of the President of WTI.

SUNVAULT ENERGY, INC.

Notes to the Condensed Consolidated Financial Statements

March 31, 2016

(Expressed in U.S. dollars)

(unaudited)

(s)	For the three months ended March 31, 2016, included in consulting fees are the following amounts:

•	$37,500 (2015 - $nil) incurred to the President of the Company;
•	$nil (2015 - $9,000) incurred to the former Chief Technology Officer of the Company; and
•	$10,777 (2015 - $nil) incurred to directors of the Company.

(t)	For the three months ended March 31, 2016, included in salaries and subcontracting fees are the following amounts:

•	$5,493 (2015 - $nil) incurred to the President of Coole Immersive Inc.; and
•	$nil (2015 - $19,687) incurred to the son of the former President of 1454004.

(u)	For the three months ended March 31, 2015, included in management fees are the following amounts:

•	$30,000 (2015 - $30,000) incurred to the Chief Executive Officer of the Company;
•	$34,260 (2015 - $46,612) incurred to a director of the Company;
•	$22,062 (2015 - $24,158) incurred to the President of WTI; and
•	$nil (2015 - $492,917l) incurred to a company controlled by the President of the Company.

16.	Common Stock

(a)

On February 9, 2016, the Company agreed to issue 1,690,000 shares of common stock with a fair value of $1,149,200 as consulting fees. The amount was recorded as shares issuable as at December 31, 2015.

(b)

On February 10, 2016, the Company issued 500,000 shares of common stock with a fair value of $360,000 for a signing bonus to a consultant which was recorded as shares issuable as at December 31, 2015. The Company also issued of 78,750 shares of common stock with a fair value of $41,738 to settle amounts owing to this consultant. Refer to Note 19(k).

(c)	On February 12, 2016, the Company issued 81,452 shares of common stock for the conversion of a convertible debenture in the amount of $15,000 plus accrued interest of $1,290. Refer to Note 14(b).

(d)

On February 29, 2016, the Company issued 800,000 shares of common stock pursuant to the exercise of share purchase warrants with an exercise price of $0.40 for total proceeds of $320,000. The share purchase warrants were issued pursuant to an offer letter dated January 28, 2016, wherein the Company offered certain holders of the convertible debentures, effective December 15, 2014, an election to immediately exercise the share purchase warrants that were issuable upon conversion of the convertible debentures at an amended exercise price of $0.40 per share.

SUNVAULT ENERGY, INC.

Notes to the Condensed Consolidated Financial Statements

March 31, 2016

(Expressed in U.S. dollars)

(unaudited)

(e)

As at March 31, 2016, the Company had $171,395 (December 31, 2015 – $171,395) in common stock issuable to a company controlled by the President of WTI for the acquisition of certain assets and assumption of certain liabilities of 1301540 Alberta Ltd. on April 15, 2014.

(f)

As at March 31, 2016, the Company had $486,667 (December 31, 2015 – $486,667) in common stock issuable to a company controlled by a director of the Company for management fees incurred. Refer to Note 19(f).

(g)

As at March 31, 2016, the Company had $360,000 (December 31, 2015 – $360,000) in common stock issuable to a consultant pursuant to a consulting agreement dated April 22, 2015. Refer to Note 19(h). The fair value of the common stock was determined based on the closing price of the Company's common stock.

(h)

On March 1, 2014, the Company entered into a consulting agreement with a non-related party for a period of one year commencing March 1, 2015. As consideration for these services, the Company issued 300,000 shares of common stock with a fair value of $30,000 which was recorded as deferred compensation. During the three months ended March 31, 2016, the Company expensed $4,849 of the deferred compensation as consulting fees which reflects the pro-rata portion of the services provided to March 31, 2016.

17.	Stock Options

On February 6, 2014, the Company adopted the 2014 Stock Option Plan which permits the Company to grant stock options for up to 12,968,800 shares of common stock to officers, directors, employees, and consultants. The Board of Directors will determine the exercise price and vesting schedule for stock options granted. The maximum term of stock options granted is five years.

A summary of the Company's stock option activity is as follows:

	Number of options	Weighted average exercise price $	Aggregate intrinsic value $

Outstanding, December 31, 2015 and March 31, 2016	3,100,000	0.10	1,364,000

Additional information regarding stock options outstanding as at March 31, 2016, is as follows:

	Outstanding and exercisable
Range of exercise prices $	Number of shares	Weighted average remaining contractual life (years)	Weighted average exercise price $

0.10	3,100,000	2.9	0.10

SUNVAULT ENERGY, INC.

Notes to the Condensed Consolidated Financial Statements

March 31, 2016

(Expressed in U.S. dollars)

(unaudited)

18.	Share Purchase Warrants

The following table summarizes the continuity of share purchase warrants:

	Number of warrants	Weighted average exercise price $

Balance, December 31, 2015	2,030,000	0.57

Issued	800,000	0.40
Exercised	(800,000)	0.40

Balance, March 31, 2016	2,030,000	0.57

As at March 31, 2016, the following share purchase warrants were outstanding:

Number of warrants	Exercise price $	Expiry date

100,000	2.00	April 15, 2017
1,930,000	0.50	90 days from when the Company's cease trade order in Canada has been lifted

2,030,000

SUNVAULT ENERGY, INC.

Notes to the Condensed Consolidated Financial Statements

March 31, 2016

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

SUNVAULT ENERGY, INC.

Notes to the Condensed Consolidated Financial Statements

March 31, 2016

(Expressed in U.S. dollars)

(unaudited)

19.	Commitments and Contingencies (continued)

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

(d)

On April 15, 2014, the Company entered into a management agreement with a company controlled by the President of WTI whereby the Company is to pay Cdn$10,000 per month for the management services for a term of five years.

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

SUNVAULT ENERGY, INC.

Notes to the Condensed Consolidated Financial Statements

March 31, 2016

(Expressed in U.S. dollars)

(unaudited)

19.	Commitments and Contingencies (continued)

The agreement may be terminated by either party with 90 days written notice.

On September 26, 2014, pursuant to an addendum to the Services and Commission Agreement with AFSC, the Company issued 500,000 shares of common stock to AFSC as additional consideration for AFSC's performance of services rendered in identifying and introducing other business opportunities to the Company.

(e)

On September 14, 2014, the Company entered into an agreement with a company controlled by a director of the Company whereby the Company is to pay Cdn$5,500 per month, payable in semi-monthly installments, which is to be paid with shares of common stock of the Company until the Company has adequate funding. If the agreement is terminated by the Company without cause or as a result of a change in control, this Company will be entitled to termination pay of $66,000 per year of service rendered

(f)

On March 18, 2015, the Company entered into a management agreement with AFSC for services to be rendered as an officer and director of the Company. In consideration for the management services rendered, the Company agrees to pay AFSC the following fees and expenses:

i)

Upon execution of this agreement, the Company agrees to issue to AFSC 666,667 unrestricted common voting shares of the Company at the then prevailing market price and stock options as determined by the Board of Directors (refer to Note 16(f));

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

(g)

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

(h)

On April 22, 2015, the Company entered into an agreement with a non-related party whereby the Company is to pay Cdn$12,500 per month for services rendered. At the successful conclusion of the probationary period of four months, the Company is to issue a bonus of 500,000 shares of common stock. As at March 31, 2016, the Company had $360,000 in common stock issuable to this consultant. Refer to Note 16(g).

SUNVAULT ENERGY, INC.

Notes to the Condensed Consolidated Financial Statements

March 31, 2016

(Expressed in U.S. dollars)

(unaudited)

19.	Commitments and Contingencies (continued)

(i)

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

(j)

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

(k)

On November 9, 2015, the Company entered into an agreement with a non-related party whereby the Company is to pay Cdn$10,000 per month for services rendered and issue a signing bonus of 500,000 shares of common stock upon execution. The Company also agreed to pay two months compensation for work previous to the signing of the agreement. Refer to Note 16(b).

(l)

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

(m)

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

(n)

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

March 31, 2016

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

The "Corporate and other" category includes income, expenses and charges such as:

•	results of operations of various initiatives which support all of the Company's reportable segments;
•	corporate management costs, such as human resources, finance and legal, not allocated to the Company's reportable segments; and
•	stock-based compensation.

The following table summarizes the financial performance of the Company's reportable segments:

	2016 $	2015 $

Recycling services	15,817	666,428
Services rig and software revenue	4,558	47,105
Transportation services	573,684	591,275
Elimination of inter-segment net revenue	(14,292)	(18,739)

Total consolidated net revenue	579,767	1,286,069

SUNVAULT ENERGY, INC.

Notes to the Condensed Consolidated Financial Statements

March 31, 2016

(Expressed in U.S. dollars)

(unaudited)

20.	Segmented Information (continued)

The following table provides a reconciliation to the Company's consolidated operating results:

	2016 $	2015 $

Recycling services	(243,634)	(422,106)
Services rig and software revenue	(17,543)	7,215
Transportation services	88,082	34,275
Corporate and other	(267,175)	(815,132)

Total consolidated operating loss	(440,270)	(1,195,748)

Segmentation by geographical location is not presented as all revenues are earned in Canada and all long-lived assets are located in Canada. Total assets by segment are not presented as that information is not used to allocate resources or assess performance at the segment level and is not reviewed by the Chief Operating Decision Maker of the Company.

21.	Subsequent Events

(a)	Subsequent to March 31, 2016, the Company advanced $50,000 and Cdn$49,000 to a company with common officers and directors. The amounts advanced are unsecured, non-interest bearing, and due on demand.

(b)

On April 5, 2016, the Company entered into loan agreements with several investors in the total amounts of $50,000 and Cdn$10,500. The loans payable bear interest at 8.5% per annum, are unsecured, and are due on April 5, 2017.

(c)

On April 8, 2016, the Company received proceeds in the amounts of Cdn$157,000 pursuant to a loan agreement with an investor. The loan payable bears interest at 8.5% per annum, is unsecured, and is due on April 8, 2017.

(d)

On April 11, 2016, the Company and its subsidiary, CleanGen Inc., entered into a share transfer agreement with a company controlled by common officers and directors. Pursuant to the share transfer agreement, the Company agreed to sell its 69.6% interest in CleanGen Inc. for consideration of Cdn$1.

(e)	On April 13, 2016, the Company received a loan repayment of $66,080 from a company controlled by an individual who has a significant influence in the Company's operations.

(f)	On April 20, 2016, the Company advanced proceeds of Cdn$80,000 to a company with common directors. The amount is unsecured, non-interest bearing, and due on demand.

(g)	On May 4, 2016, the Company received a loan repayment of $119,185 from a company with common directors.

Item 2. Financial Information – Management's Discussion and Analysis

The following discussion should be read in conjunction with the unaudited consolidated financial statements and the related notes for Sunvault Energy, Inc. ("Sunvault") for the quarter ended March 31, 2016 that appear elsewhere in this Form 10-Q. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this Form 10-Q, particularly in the section entitled "Risk Factors" beginning on page 31.

Our Business Developments

On March 29, 2016, Sunvault and Edison Power Company ("Edison") entered into an agreement which revises the Finder's Fee Agreement dated December 14, 2015 (the "Finder's Agreement") pursuant to which Sunvault had issued to Edison 25,000,000 common shares in consideration of certain finder's services. And whereas, Edison and Sunvault (individually and collectively the "Parties"), have deemed it to be in their mutual best interest to rescind the Finder's Agreement for the purposes of facilitating the licensing of certain technology and intellectual property by Edison to Sunvault in exchange for the 25,000,000 common shares issued.

On April 5, 2016 the board of directors of Sunvault ratified that:

1.	The March 29, 2016 Agreement and corresponding rescission of the Finder's Fee Agreement dated December 14, 2015 are hereby ratified and approved;

2.	The issuance of 25,000,000 common shares of the Company to Edison Power Company on December 15, 2015 in consideration of the March 29, 2016 Agreement is hereby ratified and approved;

3.	The December 15, 2015 Agreement is hereby ratified and approved;

4.

The issuance of 3,000,000 Common Shares of the Company to Edison Power Company on December 15, 2015 in consideration of the Technology Development and License Agreement dated April 2, 2015, as amended by the December 15, 2015 Agreement, be and is hereby ratified and approved. The issuance of 500,000 common shares each to Robert Murray-Smith and Stephen Mills for joining as directors was also ratified.

On April 4, 2016, Sunvault Energy entered into a formal agreement with Aboriginal Power Corp ("APC"). The Right Of First Opportunity agreement whereby APC shall not offer to any person any new project without first offering to Sunvault the opportunity to do so. With respect to any new project that APC intends to offer to other parties, APC shall give to Sunvault a written notice of such intention together with sufficient details on the nature and the characteristics of the new project and the terms and conditions offered to Sunvault with respect to the right to participate in the New Project. On or before the expiry of a thirty (30) day delay from the date of receipt of APC's notice, Sunvault shall notify APC in writing of its acceptance of the terms and conditions offered by APC failing which it shall be deemed to have rejected APC's offer.

On April 11, 2016, the board of directors of Sunvault approved the sale of its 70% ownership in CleanGen Inc, including Clean Gen Power, Coole Immersive and CuttingEdge Tire Recycling to Aboriginal Power Corp. The sale was completed at a nominal amount recognizing the work required to turn those business units into operationally sound profit producing entities. The agreement for the sale was completed the same business day.

On April 12, 2016, Aboriginal Power Corp pledged the share of stock, described as 25 Class A Common voting shares of stock of Slatchinum Development Corporation represented and approximately 1MW of Solar panels recently acquired by APC through the recent purchase of CleanGen Inc. as collateral security to secure the payment of the debt owing to Sunvault.

Results of Operations for the Quarters Ended March 31, 2016 and 2015

Our operating results for the quarters ended March 31, 2016 and 2015 are summarized as follows:

For the three months ended March 31, 2016, Sunvault incurred a net loss of $613,368 compared to a net loss of $1,463,477 in the three months ended March 31, 2015. The improved results for the quarter ended March 31, 2016 is mainly attributable to reduced loss generating activities in the tire re-cycling division.

	Three months ended March 31, 2016	Three months ended March 31, 2015
	$	$
Total revenues	579,767	1,286,069
Direct costs	(558,250)	(1,277,090)
Operating expense	(461,787)	(1,204,727)
Other expenses	(173,098)	(267,729)
Net loss	(613,368)	(1,463,477)
Net loss attributable to non-controlling interest	95,201	135,688
Net loss attributable to the Company	(518,167)	(1,327,789)

Liquidity and Financial Condition

 Working Capital

	March 31, 2016	December 31, 2015
	$	$
Current Assets	1,328,053	1,224,606
Current Liabilities	7,450,723	6,389,272
Working Capital (Deficit)	(6,122,670)	(5,164,666)

As of March 31, 2016, Sunvault had current assets of $1,328,053 (consisting of cash, accounts receivable, inventory, prepaid expenses and deposits, and amounts due from related parties) and current liabilities of $7,450,723, resulting in a working capital deficit of $6,122,670 compared to a working capital deficit of $5,164,666 as of December 31, 2015.

Cash Flows

	Three months ended March 31, 2016	Three months ended March 31, 2015
	$	$
Net Cash Used in Operating Activities	(188,991)	(289,789)
Net Cash Used in Investing Activities	(69,297)	(369,261)
Net Cash Provided by Financing Activities	400,970	321,174
Effect of Exchange Rate Changes on Cash	(215,748)	67,402
Decrease in Cash	(73,066)	(270,474)

Operating Activities

Net cash used in operating activities for the three months ended March 31, 2016 was $188,991, which includes net loss of $613,368 (before non-controlling interest attribution), compared to $289,789 of net cash used in operating activities for the three months ended March 31, 2015.

Investing Activities

During the three months ended March 31, 2016, Sunvault had net cash used in investing activities of $69,297, which includes $1,076 for the purchase of property and equipment, and $120,496 advanced to related parties, offset by $27,597 in proceeds received from the sale of property and equipment, and $24,678 in proceeds received from related parties. For the three months ended March 31, 2015, net cash used in investing activities was $369,261, which consisted of $8,039 for the purchase of property and equipment, and $400,222 advanced to related parties, offset by $39,000 in proceeds received from related parties.

Financing Activities

During the three months ended March 31, 2016, Sunvault had net cash provided by financing activities of $400,970 which includes $115,739 of proceeds from loans payable, $320,000 of proceeds from exercising warrants and $32,265 of proceeds from the line of credit, offset by repayments of capital lease obligations of $54,027, and $13,007 of deferred financing costs. For the three months ended March 31, 2015, net cash provided by financing activities was $321,174 consisting of proceeds of $536,327 from convertible debt, offset by $8,802 payment to the line of credit, $12,749 payment to related parties, repayment of long-term debt of $36,020, repayments of capital lease obligations of $114,262, and $43,320 of deferred financing costs.

Liquidity and Capital Resources Available to Us

As at March 31, 2016 and the date of this filing, we do not have sufficient cash in our bank accounts to cover our current expenses and estimated future expenses. We intend to meet our cash requirements for the next 12 months through equity financing, if such equity financing becomes available to us. There is no assurance that we will be successful in obtaining any such affiliate loans or in completing any private placement financings to continue our current operations.

We intend to meet our cash requirements for the next 12 months through equity financing, if such equity financing becomes available to us. There is no assurance that we will be successful in obtaining any such affiliate loans or in completing any private placement financings to continue our current operations.

We estimate that our expenses over the next 12 months will be approximately $4,750,000 as described in the table below. These estimates may change significantly depending on the nature of our future business activities and our ability to raise capital from shareholders or other sources.

Expenses
Description	$
Legal and accounting fees	500,000
Product development	1,000,000
Marketing and advertising	200,000
Business development	500,000
Salaries and consulting fees	2,000,000
General and administrative	550,000
Total	4,750,000

We currently do not have any arrangements in place to receive loans or other financing from our president or any other officer or for the completion of any further private placement financings and there is no assurance that we will be successful obtaining any such affiliate loans or in completing any further private placement financings. There is also no assurance that our president will provide financing on terms that will be acceptable to us. We may not raise sufficient funds to fully carry out our business plan.The Company has also entered into a real estate development project, but this project is self-funded through work equity partners in the project and has no debt. The Anaerobic projects will be funded through traditional bank funding.

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

Critical Accounting Policies

Our consolidated financial statements are impacted by the accounting policies used and the estimates and assumptions made by management during their preparation. A complete listing of these policies is included in Note 2 of the notes to our consolidated financial statements for the year ended December 31, 2015. We have identified below the accounting policies that are of particular importance in the presentation of our financial position, results of operations and cash flows, and which require the application of significant judgment by management.

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

The company has started an action against Mr. Albert Klyne to rescind the agreement between the companies, which would cancel the 19,500,000 shares issued for 100% of the shares of 1454004 Alberta Ltd. The company is seeking damages for the conduct of Klyne and others as it relates to the ousting of Sunvault Energy off of the landfill site.

On March 31, 2014, CleanGen Power, received a demand for payment from the Province of Alberta pursuant to the biorefining commercialization and market development program grant agreement (the "Grant Agreement"). The amount consists of Cdn$969,157 of grant funds disallowed under the Grant Agreement and interest earned on the grant funds calculated at the CIBC prime rate per annum. While CleanGen Power acknowledges that it was in default of the Grant Agreement, the breach was brought about in part by circumstances beyond CleanGen Power's control. In particular, a sawdust pile fire incident occurred from December 2 to December 21, 2011, which consumed 250,000 tonnes of wood material to be used for the biomass project worth Cdn$1,500,000 to Cdn$2,000,000 and cost approximately Cdn$500,000 to put out. This greatly affected CleanGen Power's ability to progress with the project under the Grant Agreement. As such, CleanGen Power is in discussions with the Province of Alberta to reduce or settle the amount owed.

On or about June 25, 2015, the Company received a notice of civil claim from Shaw Production Way Holdings Inc. ("Shaw") for 1,000,000 common shares to be issued from a large shareholder in addition to a preferred share agreement where Sunvault Energy was to receive the secured debt held by Shaw over Stealth Ventures. The Claim is requesting the common shares be issued, pursuant to the agreement and damages for not releasing these common shares per the agreement

In the opinion of the Company, the secured debt was never transferred and therefore the agreement is not valid. The end result is that the company was not able to put forward its business plan as it relates to Stealth. The Company went to court to try to get control over the operations of Stealth Ventures and Shaw did not support the action. The secured note was not given to Sunvault as required. Due to the actions of Shaw in this manner the company has lost the opportunity to turn the Stealth Venture company around and lost an opportunity to utilize $95 million in tax losses. The Company will be seeking damages from Shaw for this loss and for the lost opportunity business plan of taking natural gas wells that were not profitable and turning them into power generating assets.

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

January 25, 2016 – A press release was issued whereby Sunvault Energy is listed as one of the claimants in a case against Catalyst Paper Corporation. Halalt First Nation alleges in a $100,000,000 lawsuit that Catalyst acted in bad faith against Halalt First Nation and its business partners, Aboriginal Power Corporation and Sunvault Energy, in breach of contract utilizing information obtained from Halalt First Nation and its business partners to its own advantage.

In a second related lawsuit, Halalt First Nation claims over $2,000,000,000 in damages against Catalyst with regard to Catalyst's past pollution of Halalt's lands and waters, including unacceptably high levels of dioxins and heated waste water into the Halalt First Nation constitutionally-protected Fishery under permits issued by Canada and British Columbia without any consultation having taken place with Halalt First Nation.

There is a matter with Elofson Gravel Inc. v. CuttingEdge Tire Recycling LP, by its General Partner 1098541 Alberta Ltd.

Document:

Statement of Claim filed October 22, 2015; Statement of Defence filed November 27, 2015.

Description:

Debt matter pertaining to an alleged lease agreement with respect to the rental of a loader.

Amount: $ 100,246.05 CuttingEdge as Defendants are disputing / defending against the Action and have filed and served a Statement of Defence. This is now an issue of new owner, Aboriginal Power Corp., as of April 11, 2016, as the Company has sold CuttingEdge to Aboriginal Power Corp.

There is a matter of MCL Waste Systems & Environmental Inc. v. 1098541 Alberta Ltd. and CuttingEdge Tire Recycling LP – Description:

Is now an issue of new owner Aborignial Power Corp as of April 11, 2016

Document:

The Provincial Court Civil Claim filed November 17, 2015; Dispute Note filed December 22, 2015.

Description:

Debt matter pertaining to alleged services in the amount of

Amount: $13,247.23 Defendants are defending against the Provincial Court Civil Claim and have filed and served a Dispute Note. This is now an issue of new owner, Aboriginal Power Corp. as of April 11, 2016, as the Company has sold CuttingEdge to Aboriginal Power Corp.

Gerald Arden Quast v. CuttingEdge Tire Recycling LP, 1098541 Alberta Ltd., and CleanGen Inc.

Document:

Statement of Claim filed September 14, 2015; Statement of Defence filed October 19, 2015.

Description:

Debt matter pertaining to alleged amounts owing for tire collection services pursuant to an alleged Subcontractor Tire Collection Agreement.

Amount: $ 218,903.42 Defendants are defending against the Action and have filed and served a Statement of Defence. The Plaintiff filed his Affidavit of Records on January 12, 2016. This is now an issue of new owner, Aboriginal Power Corp., as of April 11, 2016, as the Company has sold CuttingEdge to Aboriginal Power Corp.

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

SUNVAULT ENERGY, INC.
(Registrant)

Dated: May 16, 2016	By:	/s/ Gary Monaghan
Gary Monaghan
President, Chief Executive Officer and Director
(Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)

Exhibit Number	Description

31	Rule 13a-14(a)/15d-14(a) Certification - Principal Executive and Principal Accounting Officer

32	Section 1350 Certification

101.INS *	XBRL Instance Document

101.SCH *	XBRL Taxonomy Extension Schema Document

101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB *	XBRL Taxonomy Extension Label Linkbase Document

101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document

__________________

*XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

