Form 10-Q/A
period 2016-03-31
SunVault Energy, Inc.
filed 2016-05-20
CIK 1547716

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

As of May 13, 2016, there were 139,028,815 shares of company common stock issued and outstanding.

EXPLANATORY NOTE

Our company is filing this Amendment No. 1 on Form 10-Q/A (the "Amendment") to our quarterly report on Form 10-Q for the period ended March 31, 201 6 (the "Form 10-Q"), filed with the Securities and Exchange Commission on May 16 , 201 6 (the "Original Filing Date"), to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 consists of the following materials from our Form 10-Q, formatted in XBRL (eXtensible Business Reporting Language):

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Schema
101.CAL	XBRL Taxonomy Calculation Linkbase
101.DEF	XBRL Taxonomy Definition Linkbase
101.LAB	XBRL Taxonomy Label Linkbase
101.PRE	XBRL Taxonomy Presentation Linkbase

This Amendment speaks as of the Original Filing Date, does not reflect events that may have occurred subsequent to the Original Filing Date, and does not modify or update in any way disclosures made in the Form 10-Q. No other changes have been made to the Form 10-Q with the exception of some minor note reference corrections in the financial statements .

Pursuant to Rule 406T of Regulation S-T, the interactive data files attached as Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the certifications required pursuant to the rules promulgated under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, which were included as exhibits to the Original Report, have been amended, restated and re-executed as of the date of this Amendment No. 1 and are included as Exhibits 31.1 and 32.1 hereto.

SUNVAULT ENERGY, INC.
Quarterly Report on Form 10-Q
For The Quarterly Period Ended
March 31, 2016

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
Subsequent events (Note 21)

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

(The accompanying notes are an integral part of these consolidated financial statements)

SUNVAULT ENERGY, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Expressed in U.S. dollars)

(unaudited)

	Three Months Ended March 31, 2016 $	Three Months Ended March 31, 2015 $

Revenues
Non-program service revenue	8,279	225,186
Recycling fee revenue	-	167,482
Scrap metal revenue	569	2,938
Services rig and software revenue	4,558	47,105
Tire collections revenue	1,335	67,628
Tire shred revenue	5,634	203,194
Transportation revenue	559,392	572,536

Total revenues	579,767	1,286,069

Direct costs
Amortization	70,902	76,715
Equipment rental and maintenance	80,872	192,550
Freight and transportation	2,835	130,981
Labour and subcontractors (Note 15)	364,890	639,234
Materials	3,075	101,677
Site operating costs	35,676	47,557
Tire processing costs	-	88,376

Total direct costs	558,250	1,277,090

Gross profit	21,517	8,979

Operating expenses
Amortization	14,886	15,449
Bad debts	-	12,272
Consulting fees (Note 15)	121,000	82,899
Equipment rental and maintenance	-	16,887
Foreign exchange gain (loss)	(43,391)	-
General and administrative	37,216	213,167
Management fees (Note 15)	74,233	596,543
Professional fees	76,906	66,981
Rent	11,235	24,027
Research and development (Note 15)	39,781	-
Salaries and subcontracting fees (Note 15)	100,053	129,011
Travel and promotion	29,868	47,491

Total operating expenses	461,787	1,204,727

Net loss before other expenses	(440,270)	(1,195,748)

Other expenses
Interest expense	(116,905)	(267,729)
Loss on disposal of property and equipment	(43,949)	-
Write-down of related party loan receivable	(12,244)	-

Total other expenses	(173,098)	(267,729)

Net loss	(613,368)	(1,463,477)

Less: net loss attributable to non-controlling interest	95,201	135,688

Net loss attributable to Sunvault Energy, Inc.	(518,167)	(1,327,789)

Comprehensive income (loss)

Foreign currency translation gain (loss)	(133,194)	64,536

Comprehensive loss attributable to Sunvault Energy, Inc.	(651,361)	(1,263,253)

Loss per share attributable to Sunvault Energy, Inc. shareholders, basic and diluted	-	(0.01)

Weighted average shares outstanding used in the calculation of net loss attributable to Sunvault Energy, Inc. per common share	137,454,350	106,878,613

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

SUNVAULT ENERGY, INC.

Notes to the Condensed Consolidated Financial Statements

March 31, 2016

(Expressed in U.S. dollars)

(unaudited)

4.	Inventory

	March 31, 2016 $	December 31, 2015 $

Tire mulch and other	8,367	7,194
Tire shred	36,487	36,559

	44,854	43,753

5.	Property and Equipment

	Cost $	Accumulated amortization $	Net book value as at March 31, 2016 $	Net book value as at December 31, 2015 $

Building	84,771	4,024	80,747	76,415
Computer equipment	33,002	21,285	11,717	12,311
Field and production equipment	1,539,974	617,941	922,033	1,014,976
Furniture	54,482	22,627	31,855	34,186
Land	66,179	-	66,179	62,018
Transportation equipment	1,211,233	161,763	1,049,470	1,002,325
Vehicles	64,000	24,764	39,236	41,851

	3,053,641	852,404	2,201,237	2,244,082

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

SUNVAULT ENERGY, INC.

Notes to the Condensed Consolidated Financial Statements

March 31, 2016

(Expressed in U.S. dollars)

(unaudited)

(s)	For the three months ended March 31, 2016, included in consulting fees are the following amounts:

•	$37,500 (2015 - $nil) incurred to the President of the Company;
•	$nil (2015 - $9,000) incurred to the former Chief Technology Officer of the Company; and
•	$10,777 (2015 - $nil) incurred to directors of the Company.

(t)	For the three months ended March 31, 2016, included in salaries and subcontracting fees are the following amounts:

•	$5,493 (2015 - $nil) incurred to the President of Coole Immersive Inc.; and
•	$nil (2015 - $19,687) incurred to the son of the former President of 1454004.

(u)	For the three months ended March 31, 2015, included in management fees are the following amounts:

•	$30,000 (2015 - $30,000) incurred to the Chief Executive Officer of the Company;
•	$34,260 (2015 - $46,612) incurred to a director of the Company;
•	$22,062 (2015 - $24,158) incurred to the President of WTI; and
•	• $nil (2015 - $492,917) incurred to a company controlled by the President of the Company.

16.	Common Stock

(a)

On February 9, 2016, the Company agreed to issue 1,690,000 shares of common stock with a fair value of $1,149,200 as consulting fees. The amount was recorded as shares issuable as at December 31, 2015.

(b)

(a)   On February 10, 2016, the Company issued 500,000 shares of common stock with a fair value of $360,000 for a signing bonus to a consultant which was recorded as shares issuable as at December 31, 2015. The Company also issued of 78,750 shares of common stock with a fair value of $41,738 to settle amounts owing to this consultant. Refer to Note 19(l) .

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

(f)

(a)   As at March 31, 2016, the Company had $486,667 (December 31, 2015 – $486,667) in common stock issuable to a company controlled by a director of the Company for management fees incurred. Refer to Note 19(g).

(g)

(a)   As at March 31, 2016, the Company had $360,000 (December 31, 2015 – $360,000) in common stock issuable to a consultant pursuant to a consulting agreement dated April 22, 2015. Refer to Note 19(i). The fair value of the common stock was determined based on the closing price of the Company's common stock.

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

(i)

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

(j)

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

(k)

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

(l)

On November 9, 2015, the Company entered into an agreement with a non-related party whereby the Company is to pay Cdn$10,000 per month for services rendered and issue a signing bonus of 500,000 shares of common stock upon execution. The Company also agreed to pay two months compensation for work previous to the signing of the agreement. Refer to Note 16(b).

(m)

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

(n)

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

(o)

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

Financing Activities

During the three months ended March 31, 2016, Sunvault had net cash provided by financing activities of $400,970 which includes $115,739 of proceeds from loans payable, $320,000 of proceeds from exercising warrants and $32,265 of proceeds from the line of credit, offset by repayments of capital lease obligations of $54,027, and $13,007 of deferred financing costs. For the three months ended March 31, 2015, net cash provided by financing activities was $321,174 consisting of proceeds of $536,327 from convertible debt, offset by $8,802 payment to the line of credit, $12,749 payment to related parties, repayment of long-term debt of $36,020, repayments of capital lease obligations of $114,262, and $43,320 of deferred financing cost s.

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

The company has started an action against Mr. Albert Klyne to rescind the agreement between the companies, which would cancel the 19,500,000 shares issued for 100% of the shares of 1454004 Alberta Ltd . The company is seeking damages for the conduct of Klyne and others as it relates to the ousting of Sunvault Energy off of the landfill site.

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

Amount: $100,246.05 CuttingEdge as Defendants are disputing/defending against the Action and have filed and served a Statement of Defence. This is now an issue of new owner, Aboriginal Power Corp., as of April 11, 2016, as the Company has sold CuttingEdge to Aboriginal Po w er Corp.

There is a matter of MCL Waste Systems & Environmental Inc. v. 1098541 Alberta Ltd. and CuttingEdge Tire Recycling LP

Description:

Is now an issue of new owner Aborignial Power Corp as of April 11, 2016.

Document:

The Provincial Court Civil Claim filed November 17, 2015; Dispute Note filed December 22, 2015.

Description:

Debt matter pertaining to alleged services in the amount of

Amount: $13,247.23 Defendants are defending against the Provincial Court Civil Claim and have filed and served a Dispute Note . This i s now an issue of new owner , Aborigi n al Power Corp . as of April 11, 2016 , as the Company has sold CuttingEdge to Aboriginal Power Corp.

Gerald Arden Quast v. CuttingEdge Tire Recycling LP, 1098541 Alberta Ltd., and CleanGen Inc.

Document:

Statement of Claim filed September 14, 2015; Statement of Defence filed October 19, 2015.

Description:

Debt matter pertaining to alleged amounts owing for tire collection services pursuant to an alleged Subcontractor Tire Collection Agreement.

Amount: $218,903.42 Defendants are defending against the Action and have filed and served a Statement of Defence. The Plaintiff filed his Affidavit of Records on January 12, 2016. This is now an issue of new owner, Aboriginal Power Corp., as of April 11, 2016 , as the Company has sold CuttingEdge to Aboriginal Power Corp.

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

SUNVAULT ENERGY, INC.
(Registrant)

Dated: May 20, 2016	By:	/s/ Gary Monaghan
Gary Monaghan
President, Chief Executive Officer and Director
(Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)

Exhibit Number	Description

31	Rule 13a-14(a)/15d-14(a) Certification - Principal Executive and Principal Accounting Officer

32	Section 1350 Certification

101.INS *	XBRL Instance Document

101.SCH *	XBRL Taxonomy Extension Schema Document

101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB *	XBRL Taxonomy Extension Label Linkbase Document

101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document

__________________

*XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

